Form 10QSB
period 2002-06-30
WESTERN PLAINS ENERGY LLC
filed 2002-08-14
CIK 1161049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NO. 333-74982

WESTERN PLAINS ENERGY, L.L.C.
(Exact name of small business issuer as specified in its charter)

KANSAS	48-1247506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

414 Main Street, P. O. Box 340, Quinter, Kansas 67752 (Address of principal executive offices)

(785) 754-2119 (Issuer’s telephone number)

(not applicable) (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

On August 14, 2002, the number of the registrant’s Class D capital units outstanding was 83.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTERN PLAINS ENERGY, L.L.C.

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2002

WESTERN PLAINS ENERGY, L.L.C.

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

June 30,
2002

ASSETS

CURRENT ASSETS
Cash	$110,588
Prepaid offering costs	183,108
Prepaid expenses	10,148
Deposits for Class C Units in escrow	25,000
Total current assets	328,844

LAND	182,765

OTHER ASSETS
Prepaid engineering costs	28,000
Contract deposits	7,500
Land options	6,000
Available-for-sale securities	1,000

TOTAL ASSETS	$554,109

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$60,118
Accrued liabilities	92,260
Current maturies of notes payable	121,700
Total current liabilities	274,078

NOTE PAYABLE, LESS CURRENT MATURITIES	98,300

MEMBERS’ EQUITY
Class C Capital Units, 50 authorized and 0 outstanding	250,000
Less: Subscription for Class C Units	(225,000)
Class D Capital Units, 83 units authorized and outstanding	415,000
Less: Discount on Class D Units	(415,000)
Additional Paid In Capital	434,500
Deficit accumulated during development stage	(277,769)
Total members’ equity	181,731

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$554,109

See Notes to Unaudited Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

			Period From
	Three months	Six months	July 10, 2001
	ended June 30,	ended June 30,	(Inception) to
	2002	2002	June 30, 2002

OPERATING REVENUES	$—	$—	$—

OPERATING EXPENSES
Organizational costs	—	21,231	63,489
Start-up costs	48,858	104,118	215,230
Total expenses	48,858	125,349	278,719

LOSS FROM START-UP ACTIVITIES	(48,858)	(125,349)	(278,719)

OTHER INCOME (EXPENSE)
Interest expense	(1,538)	(2,049)	(2,049)
Other income	3,000	3,000	3,000
Total other income	1,462	951	951

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	$(47,396)	$(124,398)	$(277,768)

DEFICIT ACCUMULATED PER UNIT
BASIC AND DILUTED	$(571)	$(1,499)

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	83	83

See Notes to Unaudited Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

		Period From
	Six months	July 10, 2001
	ended	(Inception) to
	June 30, 2002	June 30, 2002

OPERATING ACTIVITIES
Deficit accumulated during development stage	$(124,398)	$(277,768)
Changes in assets and liabilities:
Prepaid legal services	59,990	—
Prepaid expenses	1,302	(34,648)
Accounts payable and accrued liabilities	98,657	152,377

NET CASH USED FOR OPERATING ACTIVITIES	35,551	(160,039)

INVESTING ACTIVITIES
Purchase of land	(164,928)	(182,765)
Contract deposits	—	(7,500)
Engineering costs paid	(3,000)	(3,500)
Option to purchase land and water rights	—	(6,000)

NET CASH USED FOR INVESTING ACTIVITIES	(167,928)	(199,765)

FINANCING ACTIVITIES
Proceeds from notes payable	119,000	219,000
Class D units issued	—	415,000
Offering costs paid	(119,065)	(183,108)
Additional paid in capital received	—	19,500

NET CASH USED FOR FINANCING ACTIVITIES	(65)	470,392

NET INCREASE (DECREASE) IN CASH	(132,442)	110,588

CASH — beginning of period	243,031	—

CASH — end of period	$110,589	$110,588

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposits received in escrow for Class C Units	$—	$25,000
Engineering costs incurred	$13,800	$23,000
Securities received in conjunction with proceeds from bank note payable	$1,000	$1,000

See Notes to Unaudited Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2002

NOTE 1 -         NATURE OF OPERATIONS

Principal Business Activity

Western Plains Energy, L.L.C. (a Kansas Limited Liability Company with its principal place of business to be located in Gove County, Kansas) was organized to obtain equity ownership and debt financing to construct, own and operate a 30 million gallon ethanol plant. Western Plains Energy, L.L.C. (the Company) was organized on July 10, 2001.  Prior to July 10, 2001, costs occurred related to a feasibility study and other organizational activities occurred.  The Company has assumed the expenses and other agreements related to these activities, and has reflected the effects of these transactions in the accompanying financial statements.  The fiscal year end of the Company is December 31.

As of June 30, 2002, the Company is in the development stage with its current efforts being principally devoted to organizational and financing activities.  On June 11, 2002, the Company registered the offer and sale of its Class A and B capital units with the Securities and Exchange Commission as an initial public offering.  The Company is offering Class A and Class B capital units to raise a minimum of $15,735,000 and a maximum of $19,835,000.

NOTE 2 -         BASIS OF PRESENTATION

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulation of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.  All such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements as of and for the period ended December 31, 2001.

NOTE 3 -         PROPERTY

In February 2002, the Company purchased land, including water appropriation rights, for $181,603.  Closing costs incurred are included in the cost of the land.  The Company has entered into an agreement to lease back approximately 137 acres to one of the sellers under a five-year operating lease.

NOTE 4 -         FAIR VALUE OF FINANCIAL INSTRUMENTS

Available-for-sale securities

Investments are recorded at cost as there are no quoted market prices for the securities held by the Company.

NOTE 5 -         ACCUMULATED DEFICIT PER CAPITAL UNIT

For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance.  In the computation of diluted earnings per capital unit, the total number of Class D units was not included on an as-if converted basis and Class C units subscribed for but not issued are not included in the computation of outstanding capital units because the inclusion of these units would have an antidilutive effect.

NOTE 6 -         NOTES PAYABLE

The Company has an outstanding loan of $100,000 from the Kansas Department of Commerce and Housing.  The loan is non-interest bearing through the later of 7 days following the release from escrow of proceeds of the offering to the Company or September 1, 2003.  In the event the proceeds of the offering are not released from escrow by September 1, 2003, the loan bears interest at 7.75% from September 1, 2003 through repayment, due 7 days after the release of the offering proceeds from escrow. In the event escrow is not broken, repayment is not required as long as the proceeds were used in accordance with the terms of the agreement. Based on management’s plans and the terms of the agreement, management estimates repayment of the loan during the 12-month period ending June 30, 2003.

In February 2002, the Company entered into a 5% note payable with Farm Credit Services for $120,000.  The note is due in annual installments of $27,717, including interest, with the final installment due on March 1, 2007, and is secured by land.  As a portion of the proceeds from the note, the Company received 200 shares of Farm Credit Services stock at a cost of $1,000.

Long-term note maturities are as follows:

Years Ending June 30	Amount
2003	$121,700
2004	22,802
2005	23,942
2006	25,139
2007	26,417
220,000
Less current maturities	(121,700)
$98,300

NOTE 7 -         COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with SFAS No. 131, “Reporting Comprehensive Income,” which requires the reporting of all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized.  This encompasses unrealized gains and losses from available-for-sale securities held.  There was no comprehensive income recorded during the period as there was no change in the fair value of investments.

NOTE 8 -         COMMITMENTS AND CONTINGENCIES

Construction Contract  — On April 4, 2002, the Company entered into an agreement with ICM, Inc (ICM), for the construction of the dry mill ethanol plant at a cost of approximately $35,500,000 subject to the terms of the agreement.  The construction is contingent upon, among other things, the Company securing financial commitments sufficient to fund the project to the satisfaction of ICM.  Management anticipates that the financing will be obtained during 2002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion along with our financial statements and the notes to our financial statements included elsewhere in this report, as well as our audited financial statements for the period from July 10, 2001 (inception) to December 31, 2001 filed as part of our registration statement on Form SB-2 (Commission File Number 333-74982).  The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Information.”

We are a development stage start-up company planning to build a 30 million gallon ethanol plant in Gove County, Kansas, and to produce ethanol, as well as distiller’s dried grain with solubles (DDGS), and distiller’s wet grain with solubles (DWGS), which are animal feed supplement generated by the ethanol production process.

Construction is anticipated to begin in the first quarter of 2003.  Management estimates that construction will be completed approximately 13 to 15 months after site preparations are completed.  We have entered into a design/build agreement with ICM to design and build the plant.  We also plan to pay ICM to hire, employ, train, and assist our plant manager for a two-year period beginning at least six months before our plant begins operating. We will be responsible for hiring and supervising all of our staff with respect to the direct operations of the ethanol plant, including receiving, production and shipping.

We have entered into an agreement with ICM’s affiliate, ICM Marketing, Inc., to sell the DDGS and DWGS we produce.  Ethanol Products, LLC will handle the marketing and sales of ethanol.  We do not intend to hire a sales staff to market any of our products.  ICM Marketing and Ethanol Products will be paid commissions under our marketing contracts with them to market and sell our products.

                We plan to use the proceeds from our initial public offering, commenced on June 11, 2002, as well as funds from a lender to acquire the land and construct the plant and other facilities.  A portion of the proceeds will also be used to purchase the initial inventory of corn, milo, chemicals, yeast and denaturant, which are our major raw materials, and to cover our other operating costs until we begin collecting receivables.  We anticipate that a total of $41.1 million of debt and equity financing will be necessary to purchase the real estate, build the plant, make the necessary capital improvements, purchase the machinery, equipment and initial inventory, and cover start-up, financing and offering expenses.  We believe a minimum equity investment of $15,735,000 of the project’s total estimated capital requirements will be necessary in order to obtain the additional debt financing required to fund these expenditures.  As of August 12, 2002, investors had submitted subscriptions for 200 Class A capital units and 188 Class B capital units, totaling approximately $1.9 million in equity.  We continue to conduct our registered initial public offering and solicit subscriptions for the capital units.

Prior to our public offering, members of our initial Board of Managers, business entities controlled by members of our initial Board of Managers, and certain other investors, including the owner of our project coordinator Val-Add Service Corporation, purchased a total of 83 Class D capital units for total proceeds of $415,000.  Upon completion of our public offering, each Class D capital unit will convert automatically into two Class A capital units.

In addition, prior to the commencement of the public offering, Ethanol Products, LLC agreed to purchase 50 Class C capital units in a private sale for a total purchase price of $250,000.  We have received 10% of the purchase price of the Class C capital units and deposited these funds into an escrow account.  Ethanol Products paid the 90% balance of the subscription price in the form of a promissory note that is payable upon our demand after we have fulfilled the conditions to closing on the public offering of Class A and B capital units.

We plan to attract debt financing from a lender to complete the project; however, we do not currently have any financing commitments.  We have engaged Val-Add Service Corporation to assist us in obtaining such loans.  Completion of the project depends on our ability to obtain these loans and close on our initial public offering.  In addition to the satisfaction of the other conditions to breaking escrow, we will not close on the escrow account until we have a satisfactory commitment letter from a lender to provide our required debt financing.  Although we have had some initial discussions with potential lenders, none of these lenders has yet provided us with a commitment letter.  We currently expect to enter into debt financing of $20.3 million to $24.4 million consisting of a construction loan for up to 14 months converting into a term loan of 7 to 10 years.

We expect to spend the next three to four months conducting our public offering and securing our debt financing.  We plan to spend two months on engineering work before construction begins and then approximately 13 to 15 months in constructing the ethanol plant.  We anticipate starting construction in the first quarter of 2003 and we do not believe that ethanol production will begin until the Spring of 2004.  As we continue to conduct the offering, we may need to borrow up to $100,000 to meet our short-term cash flow needs.  Assuming the successful completion of the offering and the related debt financing, we expect to have sufficient cash on hand to cover construction costs including, but not limited to, site acquisition and development, installation of utilities, construction, equipment acquisition and interest accrued during construction.  In addition, we expect to have enough cash to cover our operating and administrative costs for the first few weeks of operations until we begin collecting payment on our accounts receivable.  Such costs include raw materials, staffing, office costs, audit, legal, regulatory compliance and staff training, and to pay expenses related to our proposed debt financing and our initial public offering.

In August 2001, we received a $100,000 loan from the Agricultural Value Added Center of the Kansas Department of Commerce and Housing for use as funding to pay for professional services and actual costs associated with Securities and Exchange Commission filings.  Under the terms of this loan, if the proceeds of our public offering are released from escrow by September 1, 2003, we agreed to repay the sum of $100,000 without interest within seven days of escrow being broken.  If escrow is not broken until after September 1, 2003, we agreed to pay 7.75% interest on the funds beginning on September 1, 2003.  We have no obligation to repay this loan if escrow is not broken.  Since the terms of the public offering require that we break escrow by March 31, 2003 or terminate the offering, we do not expect to pay interest on this loan.

Our proposed plant site is a 53.5 acre parcel of land located in Gove County, Kansas, with a waterline easement across the approximately two miles of property between our proposed well site and our proposed plant site.  The owner has agreed to exchange the land and the water easement for a 103 acre parcel of neighboring farmland that we have the option to purchase until March 1, 2003. We paid $1,000 for the option and the option price is $1,000 per acre, for a total purchase price of $103,280.  As additional consideration for the exchange, we have agreed to pay $50,000 to the seller, $5,000 of which we have already paid and is nonrefundable.  We decided to enter into this option because the site has an irrigation water well, has close access to the Union Pacific Railroad, and is near an existing 1,000,000 bushel grain storage facility.  We have also agreed to lease, as dry land acres, that portion of the property not being used in our plant site back to the seller for a period of five years following the exchange.  We will receive one-third of the crop production and government payments as rent on this land.  There is currently a home on approximately one acre of the land, and the exchange agreement provides that the resident may continue to live on this portion of the land for his lifetime.  Upon the earlier of his death or his ceasing to live on the property, we will acquire the property free of this encumbrance and may use it as we deem appropriate.

Our original option agreement on the 103 acres of farmland provided that any portion of the land not utilized by us for our plant site would be leased back to one of the sellers.  Because we will be exchanging the property, we amended the option agreement to provide that we will buyout this lease provision at the time we exercise the option for $30,000.

In February 2002, we purchased approximately 137 additional acres one and a half miles east of the land that we plan to acquire for the plant site.  We paid approximately $182,000 for this land, including closing costs and survey costs.  As part of this purchase, we acquired water appropriation rights for two wells located on the property, but will need to apply to the Kansas Department of Agriculture, Division of Water Resources to change the type of water use from agricultural irrigation use to industrial use if we need to utilize these wells.  We only anticipate using water from these wells if we expand our plant capacity.  We have agreed to lease the property back to one of the sellers for a period of five years with the amount of cash rent based on the portion of the land that is dry land acres and the portion that is irrigated acres, with the seller expressly recognizing that the water available for irrigation may be dramatically reduced, and possibly eliminated, if we use the water from this property in our ethanol plant operations.  In connection with this land purchase, we entered into a 5% Note and Loan Agreement with Farm Credit of Ness City, FLCA for $120,000.  The note is due in five annual installments of $27,717.  The loan is secured by the land.

Critical Accounting Policies and Estimates

Preparation of our financial statements require estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported.  Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates.  Management continually evaluates these estimates based on assumptions we believe to be reasonable under the circumstances.

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions.  As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.

Of the significant accounting policies, described in Note Two to our audited financial statements for the period from July 10, 2001 (inception) to December 31, 2001, filed as part of our registration statement on Form SB-2 (Commission File Number 333-74982), we believe that the following involve a higher degree of judgment:

(a)   the classification of costs associated with legal and consulting fees incurred and their allocation between organizational, operating and offering costs and,

(b)   the estimates regarding short and long-term classification of certain assets and liabilities based on the anticipated date escrow is to be broken.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

                This report contains forward-looking statements involving future events, future business and other conditions, our future performance, and our expected operations.  These statements are based on management’s beliefs and expectations and on information currently available to management. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

                Forward-looking statements involve numerous assumptions, risks and uncertainties.  Our actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements and we are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance, or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of the date of this report, we have not completed our initial public offering of our capital units, registered with the Securities and Exchange Commission in a registration statement on Form SB-2 (Commission File Number 333-74982) which the Commission declared effective on June 10, 2002.  The offering commenced on June 11, 2002.  We continue to conduct our registered initial public offering for the capital units.

In the offering, we registered the sale of up to 3,967 Class A and Class B capital units of Western Plains Energy, L.L.C. at a price of $5,000 per unit.  The aggregate offering amount registered was $19,835,000.  As of June 30, 2002, investors had not yet subscribed for any Class A capital units or Class B capital units.  As of August 12, 2002, investors had submitted subscriptions for 200 Class A capital units and 188 Class B capital units, for an aggregate offering price of $1,940,000.

As part of the terms of our offering, investors are required to deposit 10% of the offering price into an escrow account with their subscription and to pay the 90% balance of the subscription price in the form of a promissory note that is payable upon our demand after we have fulfilled the conditions to closing the offering.  The funds held in the escrow account will not be available to us until all of the offering conditions are satisfied.  These conditions require that we receive and accept subscriptions for at least $15,735,000; that we secure an executed commitment letter from a lender to provide for our debt financing; that our contracts with ICM, Ethanol Products and ICM Marketing remain in effect; that we do not receive any legal orders prohibiting the offering or our project, or orders from the Securities and Exchange Commission revoking the effectiveness of our registration statement relating to the public offering; and that we obtain the written consent of the Kansas Securities Commissioner authorizing that funds be released from escrow.  As of the date of this report, these conditions had not been satisfied.  We expect to satisfy these conditions before the end of 2002 and anticipate breaking escrow soon thereafter.  As of June 30, 2002, no funds had been deposited into the escrow account from subscribers.  As of August 12, 2002, $194,000 in funds were deposited into the escrow account.  As contemplated by the terms of the offering described above, we have not yet received any of the proceeds from the offering held in the escrow account.

From June 10, 2002, the effective date of the registration statement to June 30, 2002, we incurred no expenses for our account in connection with the issuance and distribution of the capital units registered for underwriting discounts and commissions, finders’ fees, expenses paid to or for underwriters.  Other expenses for this period were approximately $2,943 and total expenses for this period were approximately $2,943.  None of these payments were direct or indirect payments to directors, officers, general partners of the issuer or their associates.  Since, as described above, the proceeds of our offering remain in an escrow account, we have not received any net offering proceeds and no proceeds have been used for any purpose as described in Item 701(f)(4)(vii)-(viii) of Regulation S-B.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ITEM 5. OTHER INFORMATION

                None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a)           See exhibit index.

                (b)           No reports on Form 8-K were filed during the period ending June 30, 2002.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN PLAINS ENERGY, L.L.C.

Dated:	August 14, 2002	By	/s/ Jeff Torluemke
Jeff Torluemke
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)