Form 10QSB
period 2002-09-30
WESTERN PLAINS ENERGY LLC
filed 2002-11-15
CIK 1161049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NO. 333-74982

WESTERN PLAINS ENERGY, L.L.C.

(Exact name of small business issuer as specified in its charter)

KANSAS	48-1247506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

414 Main Street, P.O. Box 340, Quinter, Kansas 67752
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

As of November 14, 2002, the number of the registrant’s Class D capital units outstanding was 83.

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

Yes ☒  No ☐

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTERN PLAINS ENERGY, L.L.C.

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

WESTERN PLAINS ENERGY, L.L.C.

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2002

2002

ASSETS

CURRENT ASSETS
Cash	$15,791
Prepaid offering costs	217,502
Prepaid expenses	2,597
Deposits for Class C Units in escrow	25,000
Total current assets	260,890

LAND	182,765

OTHER ASSETS
Prepaid engineering costs	40,455
Contract deposits	7,500
Land options	6,000
Available-for-sale securities	1,000

TOTAL ASSETS	$498,610

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$90,859
Deferred rent	4,330
Accrued liabilities	38,582
Line of credit	45,000
Current maturies of notes payable	121,700
Total current liabilities	300,471

NOTE PAYABLE, LESS CURRENT MATURITIES	98,300

MEMBERS’ EQUITY

Class C Capital Units, 50 units authorized and 0 outstanding	250,000
Less: Subscription for Class C Units	(225,000)
Class D Capital Units, 83 units authorized and outstanding	415,000
Less: Discount on Class D Units	(415,000)
Additional Paid In Capital	434,500
Deficit accumulated during development stage	(359,661)
Total members’ equity	99,839

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$498,610

See Notes to Unaudited Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30, 2002	Nine months ended September 30, 2002	Period From July 10, 2001 (Inception) to September 30, 2001	Period From July 10, 2001 (Inception) to September 30, 2002

OPERATING REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Organizational costs	—	21,232	20,965	63,490
Start-up costs	85,925	190,042	35,004	301,154
Total expenses	85,925	211,274	55,969	364,644

LOSS FROM START-UP ACTIVITIES	(85,925)	(211,274)	(55,969)	(364,644)

OTHER INCOME (EXPENSE)
Interest expense	(1,783)	(3,832)	—	(3,832)
Other income	5,815	8,815	—	8,815
Total other income	4,032	4,983	—	4,983

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	$(81,893)	$(206,291)	$(55,969)	$(359,661)

DEFICIT ACCUMULATED PER UNIT
BASIC AND DILUTED	$(987)	$(2,485)

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	83	83

See Notes to Unaudited Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

PERIOD FROM JULY 10, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002

	Capital Units
	Class A		Class B		Class C		Class D
	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Balance, July 10, 2001	—	$—	—	$—	—	$—	—	$—

Units issued	—	—	—	—	—	—	—	—

Additional paid in capital received

Deficit accumulated during the development stage

Balance, September 30, 2001	—	—	—	—	—	—	—	—

Class C units subscribed					—	250,000

Class D units issued with 2 for 1 conversion feature							83	415,000

Deficit accumulated during the development stage

Balance, December 31, 2001	—	—	—	—	—	250,000	83	415,000

Deficit accumulated during the development stage

Balance, September 30, 2002	—	$—	—	$—	—	$250,000	83	$415,000

	Additional Paid In Capital	Class C Unit Receivable	Discount on Class D Units	Deficit Accumulated During The Development Stage	Total Amount

Balance, July 10, 2001	$—	$—	$—	$—	$—

Units issued	—				—

Additional paid in capital received	19,500				19,500

Deficit accumulated duringthe development stage				(55,969)	(55,969)

Balance, September 30, 2001	19,500	—	—	(55,969)	(36,469)

Class C units subscribed		(225,000)			25,000

Class D units issued with 2 for 1 conversion feature	415,000		(415,000)		415,000

Deficit accumulated during the development stage				(97,401)	(97,401)

Balance, December 31, 2001	434,500	(225,000)	(415,000)	(153,370)	306,130

Deficit accumulated during the development stage				(206,291)	(206,291)

Balance, September 30, 2002	$434,500	$(225,000)	$(415,000)	$(359,661)	$99,839

See Notes to Unaudited Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30, 2002	Period From July 10, 2001 (Inception) to September 30, 2001	Period From July 10, 2001 (Inception) to September 30, 2002

OPERATING ACTIVITIES
Deficit accumulated during development stage	$(206,291)	$(55,969)	$(359,661)
Changes in assets and liabilities:
Prepaid legal services	—	—	—
Prepaid expenses	82,643	—	(2,597)
Accounts payable and accrued liabilities	59,350	15,837	103,871

NET CASH USED FOR OPERATING ACTIVITIES	(64,298)	(40,132)	(258,387)

INVESTING ACTIVITIES
Purchase of land	(164,928)	—	(182,765)
Engineering costs paid	(8,555)	(500)	(10,555)
Contract deposits	—	—	(7,500)
Option to purchase land and water rights	—	—	(6,000)

NET CASH USED FOR INVESTING ACTIVITIES	(173,483)	(500)	(206,820)

FINANCING ACTIVITIES
Proceeds from notes payable	119,000	100,000	219,000
Proceeds from line of credit, net	45,000	—	45,000
Class D units issued	—	—	415,000
Deposits received for Class D Units	—	245,000
Offering costs paid	(153,459)	(63,260)	(217,502)
Additional paid in capital received	—	19,500	19,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,541	301,240	480,998

NET INCREASE (DECREASE) IN CASH	(227,240)	260,608	15,791

CASH - beginning of period	243,031	—	—

CASH - end of period	$15,791	$260,608	$15,791

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Engineering costs incurred	$20,700	$2,300	$29,990

Securities received in conjunction with proceeds from bank note payable	$1,000	$—	$1,000

See Notes to Unaudited Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

As of September 30, 2002, the Company is in the development stage with its current efforts being principally devoted to organizational and financing activities.  On June 11, 2002, the Company registered the offer and sale of its Class A and B capital units with the Securities and Exchange Commission as an initial public offering.  The Company is offering Class A and Class B capital units to raise a minimum of $15,735,000 and a maximum of $19,835,000.

NOTE 2 -       BASIS OF PRESENTATION

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles.

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

NOTE 4 -       FAIR VALUE OF FINANCIAL INSTURMENTS

Available-for-Sale Securities

Investments are recorded at cost as there are no quoted market prices for the securities held by the Company.

(continued on next page)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 6 -       FINANCING ARRANGEMENTS

Line of Credit

On August 26, 2002, the Company established a $100,000 revolving line of credit with the First National Bank of Quinter, Kansas.  The outstanding balances bear interest at the bank’s prime rate plus 2% (6.75% at September 30, 2002).  Interest is due on November 26, 2002 and quarterly thereafter.  All outstanding balances are due at the maturity date of August 26, 2003.  The line is secured by certain assets of the Company.  The Company has approximately $55,000 available under the revolving line of credit as of September 30, 2002.

Notes Payable

The Company has an outstanding loan of $100,000 from the Kansas Department of Commerce and Housing.  The loan is non-interest bearing through the later of 7 days following the release from escrow of proceeds of the offering to the Company or September 1, 2003.  In the event the proceeds of the offering are not released from escrow by September 1, 2003, the loan bears interest at 7.75% from September 1, 2003 through repayment, due 7 days after the release of the offering proceeds from escrow. In the event escrow is not broken, repayment is not required as long as the proceeds were used in accordance with the terms of the agreement. Based on management’s plans and the terms of the agreement, management estimates repayment of the loan by June 30, 2003.

In February 2002, the Company entered into a 5% note payable with Farm Credit Services for $120,000.  The note is due in annual installments of $27,717, including interest, with the final installment due on March 1, 2007, and is secured by land.  As a portion of the proceeds from the note, the Company received 200 shares of Farm Credit Services stock at a cost of $1,000.

Long-term note maturities are as follows:

Twelve months ending September 30	Amount
2003	$121,700
2004	22,802
2005	23,942
2006	25,139
2007	26,417
220,000
Less current maturities	(121,700)

$98,300

(continued on next page)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 8 -       COMMITMENTS AND CONTINGENCIES

Construction Contract  - On April 4, 2002, the Company entered into an agreement with ICM, Inc (ICM), for the construction of the dry mill ethanol plant at a cost of approximately $35,500,000 subject to the terms of the agreement.  The construction is contingent upon, among other things, the Company securing financial commitments sufficient to fund the project to the satisfaction of ICM.  Management anticipates that the financing will be obtained by March 31, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

You should read the following discussion together with the unaudited financial statements and the notes to the financial statements included elsewhere in this report.  This report contains forward-looking statements, including, but not limited to, those under “Plan of Operation” and “Liquidity and Capital Resources,” involving future events, future business and other conditions, our future performance, and our expected operations.  Forward-looking statements may include statements which use words such as “believe, “ “expect, “ “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

Forward-looking statements involve numerous assumptions, risks and uncertainties, which include, but are not limited to, legislative acts, regulatory acts, changes in the prices of corn, milo and other commodities, including gasoline, and general economic conditions.  The actual results, performance and achievements or actual business or other conditions may differ materially from those contemplated, expressed in, or implied by, any forward-looking statements and we are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance, or what future business conditions will be like.  You are cautioned not to put undue reliance on any forward-looking statements.  In particular:

•                      We are currently offering a minimum of $15.7 million and a maximum of $19.8 million of our Class A and B capital units, pursuant to a Registration Statement which was declared effecting by the SEC on June 11, 2002.  We expect to close on the minimum offering amount of $15.7 million on or before March 31, 2003 and begin construction shortly thereafter, but there is no guarantee we will be able to do so.

•                      We hope to receive a commitment for the debt financing necessary to construct the ethanol plant, but there is no guarantee that we will be able to do so in the timeframe we expect or on the terms we anticipate.

•                      Construction of our ethanol plant may take longer than we anticipate due to a variety of factors beyond our control.

Plan of Operation

We are a development stage start-up company planning to build a 30 million gallon ethanol plant in Gove County, Kansas, and to produce ethanol, as well as distiller’s dried grain with solubles (DDGS), and distiller’s wet grain with solubles (DWGS), which are animal feed supplements generated by the ethanol production process.

We are currently attempting to raise at least $15.7 million in our initial public offering.  We plan to use the proceeds from our initial public offering, commenced on June 11, 2002, as well as funds from a lender to acquire the land and construct the plant and other facilities. A portion of the proceeds will also be used to purchase the initial inventory of corn, milo, chemicals, yeast and denaturant, which are our major raw materials, and to cover our other operating costs until we begin collecting receivables. We anticipate that a total of $41.1 million of debt and equity financing will be necessary to purchase the real estate, build the plant, make the necessary capital improvements, purchase the machinery, equipment and initial inventory, and cover start-up, financing and offering expenses. We believe a minimum equity investment of $15,735,000 of the project’s total estimated capital requirements will be necessary in order to obtain the additional debt financing required to fund these expenditures.  As of November 11, 2002, investors had submitted subscriptions for 1,092 Class A capital units and 50 Class B capital units, totaling approximately $5.7 million in equity.

We expect to spend the next three to four months conducting our public offering and securing our debt financing. We plan to spend two months on engineering work before construction begins and then approximately 13 to 15 months in constructing the ethanol plant.  We anticipate starting construction in the second quarter of 2003 and we do not believe that ethanol production will begin until the Summer of 2004. We do not currently anticipate that the recent investigation by the Environmental Protection Agency of emissions released as a result of the process of producing ethanol will have a material effect on us because our design plans include the installation of a thermal oxidizer, which is a pollution control device, at our ethanol plant.

We have entered into a design/build agreement with ICM, Inc. to design and build the plant. We also plan to pay ICM to hire, employ, train, and assist our plant manager for a two-year period beginning at least six months before our plant begins operating. We will be responsible for hiring and supervising all of our staff with respect to the direct operations of the ethanol plant, including receiving, production and shipping.

We have also entered into an agreement with ICM’s affiliate, ICM Marketing, Inc., to sell the DDGS and DWGS we produce. Ethanol Products, LLC will handle the marketing and sales of ethanol. We do not intend to hire a sales staff to market any of our products. ICM Marketing and Ethanol Products will be paid commissions under our marketing contracts with them to market and sell our products.

We plan to attract debt financing from a lender to complete the project; however, we do not currently have any financing commitments. We have engaged Val-Add Service Corporation to assist us, among other things, in obtaining such loans. Completion of the project depends on our ability to obtain these loans and close on our initial public offering. In addition to the satisfaction of the other conditions to breaking escrow, we will not close on the escrow account until we have a satisfactory commitment letter from a lender to provide our required debt financing. Although we have had some initial discussions with potential lenders, none of these lenders has yet provided us with a commitment letter. We currently expect to enter into debt financing of $20.3 million to $24.4 million, consisting of a construction loan for up to 14 months, converting into a term loan of 7 to 10 years.

Liquidity and Capital Resources

On August 26, 2002, we established a $100,000 line of credit with the First National Bank of Quinter, Kansas to assist us with our short-term financing needs.  In addition, on October 22, 2002 we received notification from the United States Department of Agriculture that we qualified for a 2002 Value-Added Agricultural Product Market Development Grant.  We anticipate that the amount of the grant that we will receive will be approximately $290,615.

Management estimates that proceeds from our line of credit and the USDA grant funds we expect to receive will be sufficient to meet our cash requirements until March 31, 2003.

We anticipate that we will be able to close on the minimum offering amount of $15.7 million on or before March 31, 2003.  If we have not raised at least the minimum offering amount and satisfied all the other conditions to closing by March 31, 2003, we will promptly refund all deposits to investors.  We may, however, request approval from federal and state securities authorities to extend the term of our initial public offering.  If this were to happen, we will notify current subscribers and offer each the opportunity to cancel the subscriber’s subscription agreement, refund the subscriber’s deposit, and cancel the subscriber’s promissory note.  There is no guarantee that securities authorities would approve such an extension.

However, assuming the successful completion of the offering and the related debt financing, we expect to have sufficient cash on hand to cover construction costs including, but not limited to, site acquisition and development, installation of utilities, construction, equipment acquisition and interest accrued during construction. In addition, we expect to have enough cash to cover our operating and administrative costs for the first few weeks of operations until we begin collecting payment on our accounts receivable. Such costs include raw materials, staffing, office costs, audit, legal, regulatory compliance and staff training, and to pay expenses related to our proposed debt financing and our initial public offering.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported.  Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates.  Our management continually evaluates these estimates based on assumptions we believe to be reasonable under the circumstances.

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as management intentions.  As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.

Of the significant accounting policies described in the notes to the audited financial statements for the period from July 10, 2001 (inception) to December 31, 2001, filed as part of our registration statement on Form SB-2 (Commission File Number 333-74982), we believe that the following may involve a higher degree of estimates, judgments, and complexity:

Allocation of costs between organizational, operating and offering costs

During our start-up and development, legal, consulting and other costs are incurred related to organizational costs, operating costs and costs related to the offering of our units.  As part of our procedures to determine the allocation of these costs to the appropriate category, we establish the definition of organizational, operating and offering costs and apply the facts and circumstances surrounding each cost incurred to the applicable definition.  As part of this process, we make judgments about costs incurred, and in turn how those costs are allocated to the applicable area.  Since the criteria related to the definition of these costs is subjective, if different assumptions were used to define the above costs, the amounts charged to operations or as an offering cost could be different than the amounts reported.  However, management does not believe the likelihood of materially different results would occur if different assumptions were applied to these allocations.

Classification of assets and liabilities

Assets are classified as current or long-term in our financial statements based on our estimates of the time frames related to the conversion of assets to other operating assets or cash or reclassification of the asset to another classification based on the definition of the asset during the operating cycle.  For our current assets, we classify prepaid offering costs and deposits for Class C units in escrow as current assets based on our judgment that the initial public offering of the units will be completed within the next 12 months.  At the successful completion of the offering, the prepaid offering costs will be charged directly to members’ equity and the deposits for Class C units in escrow will become a component of cash equivalents.  In the event circumstances relative to the initial public offering change and the offering is not closed and escrow is not broken, the prepaid offering costs will be charged to operations as an expense.  The deposits for the Class C units in escrow will be subject to liquidation in accordance with the subscription agreement for the Class C units.

Long-term assets are evaluated for usage during the ensuing 12 month period, and management makes estimates regarding the conversion of the asset to a current asset or to another long-term asset.  Our long-term assets include prepaid engineering costs that will be included in the cost of the completed plant.  Contract deposits and land options are convertible to other long-term assets upon their exercise, based on management’s intentions related to these contracts.  In the event management’s assumptions and expectations change related to the intended use or usefulness of the rights and privileges related to these contracts, these amounts may be forfeited and become an expense for us.

Based on management’s current plan of operation, we believe the classification of these assets is reasonable based on current conditions and circumstances.  However, if the conditions and circumstances related to these assets, in particular the ability to complete the public offering and break escrow, are not achieved, the impact of these adjustments would have a material effect on the amounts recorded as assets, members’ equity and results of operations.

Likewise, liabilities are classified as current or long-term based on our expectation related to the liquidation of the liability relative to the terms of the agreements surrounding those liabilities.  Long-term liabilities are subject to security agreements that would require liquidation of the liability if the related asset were sold or otherwise disposed of.  Management has classified the liability based on the terms of the debt agreement after taking into account our plans for holding the applicable asset, and our intentions with regard to liquidation of the liability in accordance with the terms of the agreement.  In the event management changes its estimate of the nature and use of the related asset or determines that the liability should be liquidated in advance of scheduled maturities, the liability would be classified as a current liability.  In the event management changes its plans regarding the liquidation of its long-term liabilities, the change to the balance sheet classification would be material.  Management does not expect to change its plan of operation such that the classification of liabilities would change by a material amount.

Commitments and Contingencies

                Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense.  In conformity with accounting principles generally accepted in the United States, we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Long-Lived Assets

Depreciation and amortization of our property, plant and equipment will be provided on the straight-lined method by charges to operations at rates based upon the expected useful lives of individual or groups of assets that are placed in service.  Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.  Differences between estimated lives and actual lives may be significant, but management does not expect events that occur during the normal operation of their plant related to estimated useful lives to have a significant affect on results of operations.

Long-lived assets, including property, plant and equipment and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impaired asset is written down to its estimated fair market value based on the best information available.  Considerable management judgment is necessary to estimate discounted future cash flows and may differ from actual cash flows.  Management does not expect an impairment of assets will exist based on their assessment of the risks and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the plant.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Western Plain’s chief executive officer and chief financial officer, after evaluating the effectiveness of Western Plains’s disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended as of a date (the Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that Western Plain’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in Western Plain’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation Date referred to above.

PART II – OTHER INFORMATION

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

In the offering, we registered the sale of up to 3,967 Class A and Class B capital units of Western Plains Energy, L.L.C. at a price of $5,000 per unit. The aggregate offering amount registered was $19,835,000. As of November 11, 2002, investors had submitted subscriptions for 1,092 Class A capital units and 50 Class B capital units, for an aggregate offering price of $5,710,000.  As of November 11, 2002, $571,000 in funds were deposited into the escrow account. As contemplated by the terms of the offering described above, we have not yet received any of the proceeds from the offering held in the escrow account.

From June 10, 2002, the effective date of the registration statement to September 30, 2002, we incurred no expenses for our account in connection with the issuance and distribution of the capital units registered for underwriting discounts and commissions, finders’ fees, expenses paid to or for underwriters. Other expenses for this period were approximately $37,337 and total expenses for this period were approximately $37,337.  None of these payments were direct or indirect payments to directors, officers, general partners of the issuer or their associates. Since, as described above, the proceeds of our offering remain in an escrow account, we have not received any net offering proceeds and no proceeds have been used for any purpose as described in Item 701(f) (4) (vii)-(viii) of Regulation S-B.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	See exhibit index.

(b)	No reports on Form 8-K were filed during the period ending September 30, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN PLAINS ENERGY, L.L.C.

Dated: November 14, 2002	By /s/ Jeff Torluemke
Jeff Torluemke
Chief Executive Officer

CERTIFICATIONS

I, Jeff Torluemke, certify that:

1.                                     I have reviewed this quarterly report on Form 10-QSB of Western  Plains Energy, L.L.C.;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/	Jeff Torluemke
Jeff Torluemke
Chief Executive Officer
(Principal Executive Officer)

I, Richard Sterrett, certify that:

1.                                     I have reviewed this quarterly report on Form 10-QSB of Western Plains Energy, L.L.C.;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/	Richard Sterrett
Richard Sterrett
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)