Form 10KSB
period 2002-12-31
WESTERN PLAINS ENERGY LLC
filed 2003-03-31
CIK 1161049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-KSB

Annual Report Pursuant to Section 13 or

15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file number 333-74982

Western Plains Energy, L.L.C.

(Name of Small Business Issuer in its Charter)

Kansas	48-1247506
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

414 Main Street P.O. Box 340 Quinter, Kansas	67752
(Address of Principal Executive Offices)	(Zip Code)

(785) 754-2119
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

State issuer’s revenues for its most recent fiscal year.                  NONE

The aggregate market value of the registrant’s Class D capital units held by non-affiliates of the registrant as of March 1, 2003 was approximately $0.

As of March 1, 2003, there were 83 Class D capital units of the registrant outstanding.

Transitional Small Business Disclosure Format:             ☐ Yes    ☒ No

PART I

Item 1.    Description of Business.

Western Plains Energy, L.L.C. is a Kansas limited liability company that recently completed its initial public offering.  We intend to use the proceeds from our initial public offering, along with our debt financing, to build and operate a 30 million gallon ethanol plant in Gove County, Kansas.  When completed, the plant will produce ethanol and two ethanol co-products, distiller’s dried grains with solubles and distiller’s wet grain with solubles.

OVERVIEW

We were formed in July 2001 and have had no operations to date.  We commenced our initial public offering of up to 3,967 of our Class A and Class B capital units on June 11, 2002.  As of March 28, 2003, we had received subscriptions for 2,129 Class A units and 1,747 Class B units in our initial public offering and had closed the offering.  The total value of the subscriptions is $19,380,000.  Each subscriber has paid at least 10% of the total purchase price into an escrow account and 90% of the purchase price by executing a promissory note in favor of us that is subject to the call of our Board of Managers. Some investors, however, paid more than the required 10% with their subscriptions.  Any additional amounts received were also placed into the escrow account.

THE ETHANOL INDUSTRY

Ethanol is a chemical produced by the fermentation of sugars found in grains and other biomass. Ethanol can be produced from a number of different types of grains, but approximately 90% of ethanol in the United States today is produced from corn.  In Kansas, however, most ethanol is produced from milo, also known as grain sorghum, because it is usually priced lower than corn.

Ethanol contains 35% oxygen by weight.  When combined with gasoline, ethanol acts as an oxygenate, which is to say it increases the percentage of oxygen in gasoline.  As a result, the gasoline burns more cleanly, and releases less carbon monoxide and other exhaust emissions into the atmosphere. Oxygenated gasoline is commonly referred to as reformulated gasoline or “RFG.” Although not all scientists agree about the existence or extent of environmental benefits associated with the use of ethanol, the use of ethanol is commonly viewed as a way to improve the quality of automobile emissions.

Currently, the most common oxygenate is methyl tertiary butyl ether, or MTBE.  MTBE, a petroleum-based product, is produced from methanol and natural gas and is largely imported from the Middle East.  However, since MTBE was introduced and has become a commonly used oxygenate, MTBE has been found in well water, lakes and streams.  While MTBE has not been classified as a carcinogen, it is not bio-degradable and has been shown to cause cancer in animals.  As a result, MTBE’s continued use has raised serious environmental concerns.  On March 20, 2000, the Environmental Protection Agency called for MTBE to be banned or have its use significantly reduced because of environmental problems associated with its use as a fuel oxygenate.  Sixteen states have already enacted laws banning or greatly restricting the sale of MTBE.  Although some of these bans are currently in effect, the majority become effective at various times over the next five years.

Because of federal and state policies promoting cleaner air and the state and federal tax and production incentives, the ethanol industry has grown substantially in recent years.  Currently, U.S. ethanol plants have the capacity to produce approximately 2.7 billion gallons of ethanol annually, compared to only 175 million gallons in 1980.  There are more than 69 ethanol production facilities located in the United States, with the great majority of them located in the Midwest in the corn-producing states of Illinois, Wisconsin, Minnesota, Iowa, North Dakota, South Dakota, Nebraska and Kansas.  Kansas currently has five plants producing approximately 99 million gallons of ethanol.

In addition to federal incentives, the state of Kansas provides an incentive production payment to ethanol producers.  The production incentive available to Kansas ethanol producers, who commence production after July 1, 2001 and sell at least 5 million gallons, consists of a direct payment of $.075 per gallon for up to 15 million gallons per year.  Accordingly, the maximum amount a Kansas ethanol producer can currently receive in a year is $1,125,000.  These incentive payments are available for the first seven years of production.  The available statewide funding for these incentive payments is $1,500,000 per year for 2002-2004 and $3,500,000 per year for 2005-2011 plus any excess balance carried over from the prior year’s current production account.  Any shortfall in the available funds will result in a pro rata decrease in the incentives paid to the individual ethanol producers.  Because the number of ethanol producers who will qualify for the incentives is not known, we cannot predict whether the funds designated will be sufficient to fully fund the program in the future.

ETHANOL MARKETING

Based on information we received from our ethanol marketer, Ethanol Products, the target market area for the ethanol to be produced at the plant is expected to include local, regional and national markets, as further described in detail below under "DDGS and DWGS Marketing." We estimate that, because of our plant’s location, we will not only be able to service the Midwest market, but will also be well positioned to take advantage of markets in Colorado and the Southwest and the anticipated increased demand for ethanol in California.

We expect markets in Denver, Colorado; Colorado Springs, Colorado; Wichita, Kansas; Kansas City, Kansas; and Kansas City, Missouri to be the primary target local and regional markets for our products.  Shipping will be done primarily by truck to markets in Kansas, with the option to ship by truck or rail to Colorado and western Missouri markets.  Nearby Interstate Highway 70 provides excellent transportation links in all directions.

Our plant is being designed with rail facilities and connections to the Kansas railroad system, which will facilitate transporting the ethanol we produce to our national target markets.  We expect that approximately 40% to 60% of the ethanol will be marketed by rail.  The national target rail markets for the facility will include Phoenix, Arizona, as well as potential new markets on the East Coast and California due to anticipated MTBE phase outs.

We have signed a contract with Ethanol Products LLC to market the ethanol produced at our plant.  Ethanol Products has told us that it currently has exclusive ethanol marketing agreements with 12 ethanol producers in Minnesota, South Dakota, North Dakota, Missouri, Iowa and Michigan and currently provides 250 million gallons of fuel grade ethanol annually to domestic refiners and retail marketers.  An “exclusive ethanol marketing agreement” gives the ethanol marketer the exclusive right to market an ethanol producer’s ethanol for the term of the agreement.  While our Ethanol Marketing and Services Agreement is an “exclusive ethanol marketing agreement,” we do not have any other exclusive business relationship with Ethanol Products.  Although we will rely entirely on Ethanol Products to market the ethanol we produce, Ethanol Products does not expect to be dependent on one or a limited number of major customers.

Our Ethanol Marketing and Services Agreement with Ethanol Products will be in effect for automatically renewing five year terms from the start of ethanol production at the plant.  Under the contract, Ethanol Products will charge us a marketing and administrative services fee of $.01 per gallon of ethanol produced.  All account receivable losses arising from the marketing of ethanol are our sole responsibility.

THE DDGS AND DWGS INDUSTRY

A co-product of the ethanol production process is distiller’s dried grains with solubles, or DDGS.  DDGS is a high protein, high energy feed supplement marketed primarily to the dairy, beef, and sheep industries.  DDGS is a popular feed supplement, with approximately 3 million tons sold annually.  Most DDGS is sold for use in animal feeds within the United States and Canada, and approximately one million tons is exported, primarily to Europe.  The vast majority of the DDGS is fed to ruminant animals in the dairy and beef sector. However, new technologies, which have allowed for the production of a more consistent, quality product, have helped create a market for DDGS in the swine and poultry industries as well.  When operated at its annual capacity of 30 million gallons, our plant will have the ability to dry all distiller’s grains produced.

Another co-product of the ethanol production process is distiller’s wet grains with solubles, or DWGS.  To produce DWGS, the distiller’s mash from the fermentation process is only partially dried, creating a feed product that is 10% protein, 3% fat, and 60% moisture.  Although DWGS is less costly to produce than DDGS because of the lower drying costs, it is more costly to transport because of its higher moisture content and can only be transported by end-dump truck trailer, not by rail.

DDGS AND DWGS MARKETING

According to the Kansas Agricultural Statistical Service, the cattle population in Western Kansas is approximately 2 million head of cattle.  Based on this and a feed ration of four pounds of DDGS per head of cattle per day, ICM Marketing, our DDGS and DWGS marketer, estimates that the total market potential for DDGS for cattle in Western Kansas to be 1.4 million tons per year.  In addition, we expect that some of the DDGS that we will produce will serve markets outside of Kansas.  We expect to have a distinct advantage relative to other Midwest producers of DDGS in that our transportation costs for delivery should be much lower than other DDGS producers.

As a result of the higher transportation costs for shipping DWGS, our potential market for DWGS will be limited to customers within approximately a 115-mile radius of the plant site. Again, based on information from the Kansas Agricultural Statistical Service, there are over 1 million head of cattle within this radius of our plant site, including several large cattle feedlots in the Scott City and Garden City areas in particular.

We have entered into an agreement with ICM Marketing, Inc. to market all of the DDGS and DWGS produced at the plant.  The initial term of our agreement with ICM Marketing is for a three year term expiring on October 1, 2004 and will automatically renew for one year terms unless terminated by us or ICM Marketing with 90 days written notice.  ICM Marketing will pay us 98% of the selling price, less applicable freight, for all products.  Upon receipt of documentation from us, ICM Marketing will pay us an additional .5% of the selling price, less applicable freight, on all products sold to our members subject to a distiller’s grains purchase agreement.  ICM Marketing will be responsible for invoicing all loads, receiving payments from customers and paying freight when necessary.  All account receivable losses arising from the sales of distiller’s grains products will be the sole responsibility of ICM Marketing, unless such losses are related to the substandard quality of products we have provided.

COMPETITION

We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do.  We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase.  Our proposed ethanol plant will compete with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We believe we can compete favorably with other ethanol producers due to our proximity to ample corn and milo supplies at favorable prices.

The ethanol industry has grown to 69 production facilities in the United States.  Industry authorities estimate that these facilities are capable of producing approximately 2.7 billion gallons of ethanol per year.  The largest ethanol producers include Archer Daniels Midland, Cargill, Midwest Grain, Williams Energy Service, New Energy Corporation and High Plains Corporation, all of which are capable of producing more ethanol than we expect to produce.  In addition, there are several regional farmer-owned entities recently formed, or in the process of formation, of a similar size and with similar resources to ours.  Most ethanol plants also produce DDGS or DWGS.

In addition, thirteen new plants with a combined production capacity of over 390 million gallons are under construction and plans to expand existing plants have also been announced which would increase the ethanol production capacity of our competitors.  We are unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction or the effect of resulting production upon the demand or price for our ethanol.

We may also have to compete with international ethanol producers from countries such as Brazil, who may have lower production costs and comparable transportation costs to coastal markets.

CORN AND MILO PROCUREMENT

We expect that the proposed location of the plant in Gove County, Kansas, will allow accessibility to corn and milo at necessary levels.  The proposed plant will produce ethanol and the two co-products from approximately 10.7 millions bushels of corn and milo, which is also known as grain sorghum, annually.  According to the Kansas Agricultural Statistics Service, in 2002, approximately 40 million bushels of corn and over 11 million bushels of milo were produced in the Northwest and West Central portions of Kansas where our plant will be located.  These production levels were significantly lower than prior years due to the drought conditions in Western Kansas in 2002.  In addition, the plant will be located only 60 miles from the Nebraska state border and 75 miles from the Colorado state border, and we expect to purchase some of our corn and milo from producers in these areas.  We anticipate that our Class A members will choose to enter into grain delivery agreements with us.  However, if necessary, we plan to purchase grain on the open market to meet our grain needs and do not anticipate that the prices on the open market will be materially different than the price we will likely pay to our Class A members.  We also may decide to add the capability to receive grain by rail but our design/build agreement with ICM does not currently include constructing the facilities and equipment to do so.

All of the corn and milo we purchase will be tested and must meet high quality control standards to ensure the efficient operation and quality products of our plant.  We will use the United States Department of Agriculture’s grade requirements for U.S. Number Two Corn and U.S. Number Two Grain Sorghum.  From time to time, we may also decide to accept grain that does not meet the criteria for U.S. Number Two Corn or U.S. Number Two Grain Sorghum or is otherwise substandard.  If we do, we will discount the price or make other allowances to account for the lesser grade quality or condition at delivery.

GOVERNMENT REGULATION

Various federal and state laws, regulations and programs have led to the increasing use of ethanol in fuel, including various subsidies, tax credits and other forms of financial incentives.  Some of these laws provide economic incentives to produce ethanol and other mandate the use of ethanol.  The revocation, amendment or non-renewal of any one or more of these laws, regulations or programs could adversely affect the future use of ethanol and our business and operations in a material way.  Any material reduction of the use of ethanol would have an adverse affect on our profitability and viability.

ENVIRONMENTAL MATTERS

Our operations will be subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks.  As part of the construction process, we will be required to apply for and obtain various environmental permits, and any delay in obtaining these permits could harm our business.  In addition, environmental compliance may require us to incur expenditures for such things as new or upgraded equipment or processes, some of which could be material to our business.  If we are found to have violated federal, state or local environmental regulations in the future, we could incur liability for cleanup costs, damage claims from third parties and civil or criminal penalties that could materially adversely affect our business.

EMPLOYEES AND MANAGEMENT

We plan to engage ICM on a fee-for-services basis to select, hire, and train a plant manager to oversee and be responsible for plant operations and production on a day-to-day basis.  The plant manager will be a full-time, on-site position.  In addition to the plant manager, we estimate that we will employ approximately 30 full-time or full-time equivalent employees once the plant is operational, including an operations manager, a maintenance manager, a microbiologist, a chief mechanical operator, plant operators, plant maintenance personnel, an accountant, a receptionist and a secretary.  Our annual payroll is estimated to be approximately $900,000 (not including the plant manager’s salary or employee fringe benefits).

Neither Jeff Torluemke, our Chief Executive Officer, nor Dick Sterrett, our Chief Financial Officer, receives any compensation for his services to the company (other than any distribution either may receive as members and the deemed dividend upon the conversion of the Class D units owned by each into Class A units).

Item 2.  Description of Property.

In February 2003, we exercised our option to purchase approximately 103 acres of farmland located in Gove County, Kansas at a price of $1,000 per acre for a total purchase price of $103,280.

We then simultaneously exchanged the 103 acre parcel of land for 53.5 acres of neighboring farmland in Gove County and a waterline easement across the approximately two miles of property between our proposed well site and our proposed plant site.  As additional consideration for the exchange, we paid $50,000 to the seller, $5,000 of which we had already paid.  We exchanged the properties because there is an irrigation water well on this site and a nearby existing 1,000,000 bushel grain storage facility and the site has close access to the Union Pacific Railroad.  We have also agreed to lease, as dry land acres, that portion of the property not being used in our plant site back to the seller for a period of five years following the exchange.  We will receive one-third of the crop production and government payments as rent on this land.  There is currently a home on approximately one acre of the land, and the exchange agreement provides that the resident may continue to live on this portion of the land for his lifetime.  Upon the earlier of his death or his ceasing to live on the property, we will acquire the property free of this encumbrance and may use it as we deem appropriate.  This property serves as the collateral for our promissory note with ICM, Inc., which is described below under "Item 6.  Liquidity and Capital Resources."

Our original option agreement on the 103 acres of farmland provided that any portion of the land not utilized by us for our plant site would be leased back to one of the sellers.  Because we exchanged the property, we paid the seller $30,000 to buy out this lease provision.

We have also purchased approximately 137 acres one and a half miles east of the 53 acres that we received in the above-described exchange.  The purchase price for this additional 137 acres was $178,373.  As part of this purchase, we acquired water appropriation rights for two wells located on the property, but will need to apply to the Kansas Department of Agriculture, Division of Water Resources to change the type of water use from agricultural irrigation use to industrial use if we need to utilize these wells.  We only anticipate using water from these wells if we expand our plant capacity.  We have agreed to lease the property back to one of the sellers for a period of five years with the amount of cash rent based on the portion of the land that is dry land acres and the portion that is irrigated acres, with the seller expressly recognizing that the water available for irrigation may be dramatically reduced, and possibly eliminated, if we use the water from this property in our ethanol plant operations.  This property serves as the collateral for our debt financing with Farm Credit of Ness City, FLCA, which is described below under “Item 6. Liquidity and Capital Resources.”

Our plant and facilities are designed to occupy approximately 20 acres of the 53 acre site and to have the capacity to produce up to 30 million gallons of ethanol per year beginning in the first year of operation.

Item 3.  Legal Proceedings.

From time to time we may be subject to litigation incidental to our business. We are not currently a party to any pending legal proceedings that are not routine litigation incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is no public trading market for our capital units. In addition, Article 4 of our Second Amended and Restated Operating Agreement provides a number of strict restrictions regarding the transfer of capital units by our members.

As of March 1, 2003, there were 83 Class D capital units outstanding, representing a total of 13 members.

Under the terms of our Second Amended and Restated Operating Agreement, we are required to make an annual distribution to our members of a minimum of 20% of the net cash we earn from operations, as long as net cash from operations is in excess of $500,000 for that year.  However, we are prohibited from making any distributions if it would violate or cause us to default under any of the terms of any of our credit facilities or debt instruments.

As of March 28, 2003, we had completed our initial public offering of our capital units, registered with the Securities and Exchange Commission in a registration statement on Form SB-2 (Commission File Number 333-74982) which the Commission declared effective on June 10, 2002. The offering commenced on June 11, 2002.  On March 14, 2003, we accepted a commitment letter for our debt financing from AgCountry Farm Credit Services, as described below in “Item 6.  Plan of Operations.” On March 28, 2003, we obtained written consent from the Kansas Securities Commissioner to break escrow, and broke escrow on March 28, 2003.

In the offering, we registered the sale of up to 3,967 Class A and Class B capital units of Western Plains Energy, L.L.C. at a price of $5,000 per unit. The aggregate offering amount registered was $19,835,000. As of March 27, 2003, investors had submitted subscriptions for 2,129 Class A capital units and 1,747 Class B capital units, for an aggregate amount of $19,380,000.  As of March 27, 2003, we had accepted subscriptions for this amount and $2,118,000 had been deposited into the escrow account.  We plan to call the remaining amounts due from investors as the funds are needed, which we anticipate will be by the end of the second quarter of 2003.

From June 10, 2002, the effective date of the registration statement to December 31, 2002, we incurred no expenses for our account in connection with the issuance and distribution of the capital units registered for underwriting discounts and commissions, finders’ fees, expenses paid to or for underwriters. Other expenses for this period were approximately $186,555 and total expenses for this period were approximately $186,555.  None of these payments were direct or indirect payments to directors, officers, general partners of the issuer or their associates. Since, as of December 31, 2002, the proceeds of our offering remained in an escrow account, we had not yet received any net offering proceeds and no proceeds had been used for any purpose as described in Item 701(f)(4) (vii)-(viii) of Regulation S-B.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

You should read the following discussion along with the audited financial statements and notes to the audited financial statements included elsewhere in this report. This report contains forward-looking statements, including, but not limited to, those under “Plan of Operation” and “Liquidity and Capital Resources,” involving future events, future business and other conditions, our future performance, and our expected operations. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

Forward-looking statements involve numerous assumptions, risks and uncertainties, which include, but are not limited to, legislative acts, regulatory acts, changes in the prices of corn, milo and other commodities, including gasoline, and general economic conditions. The actual results, performance and achievements or actual business or other conditions may differ materially from those contemplated, expressed in, or implied by, any forward-looking statements and we are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance, or what future business conditions will be like. You are cautioned not to put undue reliance on any forward-looking statements. In particular:

•                  We have received a commitment for the debt financing necessary to construct the ethanol plant, but there is no guarantee that we will be able to obtain debt financing on the terms described in the commitment letter, or at all.

•                  Construction of our ethanol plant may take longer than we anticipate due to a variety of factors beyond our control.

•                  We are dependent upon ICM to design and build our ethanol plant and select and train our plant manager.  We will also be dependent on ICM Marketing and Ethanol Products to market our ethanol and co-products.  If any of these entities cease providing services to us, our operations could be materially harmed.

PLAN OF OPERATION

We are a development stage start-up company planning to build a 30 million gallon ethanol plant in Gove County, Kansas, and to produce ethanol, as well as DDGS and DWGS, which are animal feed supplements generated by the ethanol production process.

We plan to use the proceeds from our initial public offering as well as funds from a lender to acquire the land and construct the plant and other facilities. A portion of the proceeds will also be used to purchase the initial inventory of corn, milo, chemicals, yeast and denaturant, which are our major raw materials, and to cover our other operating costs until we begin collecting receivables. We anticipate that a total of $41.1 million of debt and equity financing will be necessary to purchase the real estate, build the plant, make the necessary capital improvements, purchase the machinery, equipment and initial inventory, and cover start-up, financing and offering expenses.  As of March 27, 2003, investors had submitted subscriptions for 2,129 Class A capital units and 1,747 Class B capital units, totaling $19,380,000 in equity.  We stopped accepting subscription in our initial public offering on March 26, 2003.

On March 14, 2003, we accepted the terms of a conditional loan commitment with AgCountry Farm Credit Services to borrow up to $22 million in the form of a non-revolving construction loan until August 1, 2004, at which time the outstanding balance of the loan will be converted into a term loan, maturing on April 1, 2014.  The commitment is conditioned, among other things, on us obtaining equity financing of $19 million for the plant, prior to closing on the loan.  We obtained $19,380,000 in equity in our initial public offering.  We may convert up to $5 million of the term loan into a revolving term facility, subject to certain conditions and interest rate provisions.  The interest rate on the construction loan will be the 30 day LIBOR plus 4.00% per annum, which would have been 5.28% per annum as of March 13, 2003.  After August 1, 2004, we will be able to choose among various interest rate options designated by the lender.  The construction and term loans will be secured by a first and prior lien on our real and personal property and the collateral assignment of our material contracts.  The closing fee to the lender will be $330,000, or 1.50% of the maximum principal amount of the loan.  We will also pay an annual administration fee to the lender of $25,000 and a commitment fee equal to .50% of the unused commitment on the construction loan from the first disbursement until construction is complete.  Again, while we anticipate obtaining sufficient debt financing through Ag Country, there is no guarantee that we will be able to do so.

On March 28, 2003, we obtained written consent from the Kansas Securities Commissioner to break escrow and broke escrow on that day.

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

We have also entered into an agreement with ICM’s affiliate, ICM Marketing, Inc., to sell the DDGS and DWGS we produce. Ethanol Products, LLC will handle the marketing and sales of ethanol. We do not intend to hire a sales staff to market any of our products. ICM Marketing and Ethanol Products will be paid commissions under our marketing contracts with them to market and sell our products.  For additional information about our agreements with ICM Marketing and Ethanol Products see “Item 1.  Ethanol Marketing” and “Item 1.  DDGS and DWGS Marketing.”

Liquidity and Capital Resources

In August 2001, we received a $100,000 loan from the Agricultural Value Added Center of the Kansas Department of Commerce and Housing for use as funding to pay for professional services and actual costs associated with Securities and Exchange Commission filings.  Under the terms of this loan, if the proceeds of our initial public offering are released from escrow by September 1, 2003,

(under the terms of our offering, we must break escrow by March 31, 2003) we agreed to repay the sum of $100,000 within seven days of escrow being broken.  We currently intend to repay this loan by April 4, 2003.

In February 2002, we entered into a Note and Loan Agreement with Farm Credit of Ness City, FLCA.  We borrowed $120,000 from Farm Credit to finance a portion of the $178,373 purchase price of the 137 acres of land described in detail under “Item 2.  Description of Property” above.  The note bears interest at 5% annually.  Under the terms of the note, five annual payments of $27,717, including interest, are due to Farm Credit.  The loan is secured by the 137 acres of land.

On August 26, 2002, we established a $100,000 line of credit with the First National Bank of Quinter, Kansas to assist us with our short-term financing needs.  Outstanding balances under the line of credit bear interest at the bank’s prime rate plus 2%, which was 6.25% as of December 31, 2002.  As of December 31, 2002, we had an outstanding balance of $100,000 on our line of credit with the First National Bank of Quinter.  All outstanding balances on the line of credit are due on August 26, 2003.

On January 3, 2003, we executed a $250,000 promissory note in favor of ICM, Inc. to finance the purchase price of our plant site and related costs described in detail under "Item 2. Description of Property" above. The note bears interest at 6% annually and is due upon demand by ICM. The note is secured by the property we purchased in February 2003, as described above under "Item 2. Description of Property."

In January 2003, we received a $290,610 Value-Added Agricultural Product Market Development Grant from the United States Department of Agriculture, Rural Development.

We broke escrow on our initial public offering on March 28, 2003.  Assuming we obtain debt financing from AgCountry as outlined in the commitment letter, we expect to have sufficient cash on hand to cover construction costs including, but not limited to, site acquisition and development, installation of utilities, construction, equipment acquisition and interest accrued during construction. In addition, we expect to have enough cash to cover our operating and administrative costs for the first few weeks of operations until we begin collecting payment on our accounts receivable. Such costs include raw materials, staffing, office costs, audit, legal, regulatory compliance and staff training, and to pay expenses related to our proposed debt financing and our initial public offering.  We do not anticipate having to raise additional funds in the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of our financial statements necessarily requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Our management continually evaluates these estimates based on assumptions it believes to be reasonable under the circumstances.

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can, and probably will be, different from those currently estimated.

Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments, and complexity:

Allocation of Costs Between Organizational, Operating and Offering Costs

During our start-up and development, legal, consulting and other costs are incurred related to organizational costs, operating costs and costs related to the offering of our capital units. As part of our procedures to determine the allocation of these costs to the appropriate category, we must establish the definition of organizational, operating and offering costs and apply the facts and circumstances surrounding each cost incurred to the applicable definition. As part of this process, we make judgments about costs incurred, and in turn how those costs are allocated to the applicable area. Since the criteria related to the definition of these costs is subjective, if different assumptions were used to define the above costs, the amounts charged to operations or as an offering cost could be different than the amounts reported. However, management does not believe the likelihood of materially different results would occur if different assumptions were applied to these allocations.

Classification of Assets and Liabilities

Our assets are classified as current or long-term in our financial statements based on our estimates of the time frames related to the conversion of these assets to other operating assets or cash or reclassification of the asset to another classification, based on the definition of the asset during our operating cycle.

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

Long-Lived Assets

Depreciation and amortization of our property, plant and equipment will be provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets that are placed in service. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from the actual useful lives. Differences between estimated lives and actual lives may be significant, but management does not expect events that occur during the normal operation of our plant related to estimated useful lives to have a significant effect on results of operations.

Long-lived assets, including property, plant and equipment and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate future cash flows and may differ from actual cash flows. Management does not expect an impairment of assets will exist based on their assessment of the risks and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the plant.

Item 7.  Financial Statements.

Western Plains Energy, L.L.C.’s audited financial statements, described as follows, are appended to the signature page of this report.

•                  Independent Auditor’s Report

•                  Balance Sheets – December 31, 2002 and 2001

•                  Statements of Operations – For the Year ended December 31, 2002 and for the Period from July 10, 2001 to December 31, 2001, and for the Period from July 10, 2001 to December 31, 2002

•                  Statements of Changes in Members’ Equity – For the Period from July 10, 2001 to December 31, 2002

•                  Statements of Cash Flows – For the Year ended December 31, 2002, for the Period from July 10, 2001 to December 31, 2001, and for the Period from July 10, 2001 to December 31, 2002

Notes to Financial Statements

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

To the best of our knowledge, there are no disagreements with accountants on accounting and financial disclosure.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Board Of Managers

A group of nine individuals are serving as our initial Board of Managers until the members hold a special member meeting to elect a new Board of Managers.  We expect to hold that special meeting in the first quarter of 2004.  A new Board of Managers will be elected at that time, as outlined in the Operating Agreement.  Because we are a newly formed company, all members of our Board of Managers are serving in their initial term of office.  They were selected because of their involvement in the formation stage of Western Plains Energy, their experience in the agriculture industry and, in the case of Robert Casper, his experience in the ethanol industry.  Because we do not yet have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our managers and officers have no obligation to file reports under Section 16(a) of the Exchange Act.

With the exception of Robert Casper, who joined our Board of Managers on November 28, 2001, all of the following individuals have served on our Board of Managers since the company was formally organized under Kansas law on July 10, 2001.  The table below describes important information about the members of the Board of Managers.

Name, Address and Telephone	Age	Occupation	Background

Brian G. Baalman HC1 Box 62 Menlo, KS 67753	44	Farmer, Feed Yard Owner

Brian has been farming in Sheridan, Thomas, and Gove counties in Kansas since 1974.  He also owns a 10,000 head feed yard that he leases to a third-party.  He is a lifetime resident of Menlo, Kansas and is currently the Vice President of the Kansas Corn Growers Association and a member and current Vice President of the St. Martin’s Parish Council.  He was previously the President of the Northwest Kansas Corn Growers Association.

Name, Address and Telephone	Age	Occupation	Background

Ronald L. Blaesi HC 2, Box 86 Sharon Springs, KS 67758	54	Farmer

Ron has been a cash grain farmer since 1971 in the Sharon Springs area of Kansas.  He received a Bachelor of Science degree in History from Kansas State University in 1971.  He currently is the Secretary of the Board of Directors of the Kansas Corn Commission, is the President of the Northwest Kansas Farm Management ASS, and holds various positions in the National Corn Growers organization.  He previously served as President of the Wallace County Farm Bureau and on the Board of Directors of the Wallace County Farmers Union.

Robert K. Casper 12700 Meadow Court Wichita, KS 67206	47	President of Ethanol Products, LLC

Bob received a degree in Biology from Trinity University in 1977.  Prior to joining Ethanol Products in 2000, Bob was an Executive Vice President at Koch Petroleum Group, LP for seven years and an Executive Vice President with Koch Carbon, Inc. for the prior five years.  Bob is currently a board member of the Maurine Connelly Brinker Foundation.  He also served as the managing director of Koch Hydrocarbon Partnership, B.V. from 1998 to 1999, as a director of Koch Supply and Trading, LTD from 1993 to 1999, as Vice President of C. Reiss Holding Company from 1986 to 1992, and as Vice President of Matador Coal Company from 1988 to 1992.

Benedict C. Dickman 506 South Second P.O. Box 275 Grinnell, KS 67738	48	Farmer

Ben received a Bachelor of Science degree in Agricultural Economics from Kansas State University in 1975.  He has been farming in the Grinnell, Kansas area since 1976 and is currently a member of the school board for the U.S.D. 291 Grinnell School District.  He served as a board member for the Northwest Kansas Groundwater Management District from 1980 to 1986 and as a member of the Smoky Hill – Saline Basin Advisory Committee from 1985 to 1996.

Gary L. Johnson 3572 Highway 40 Oakley, KS 67748	55	Co-owner of the Mitten Truck Stop in Oakley, Kansas

Gary has been the co-owner of the Mitten Truck Stop, Inc. for the last 33 years.  He attended Cowley County Jr. College for two years.  He is a past board member and officer of the Oakley Jaycees, the Logan County Fair Board, the Oakley Country Club, the Oakley Trap Club, and the Tri-County Chapter of Pheasants Forever.  He currently serves on the board of the Kansas Oil Marketers Association, the National Texaco Travel Plaza Association, and the National Texaco Wholesale Association.

Name, Address and Telephone	Age	Occupation	Background

Ken A. Krien P.O. Box 550 Bird City, KS 67731	62	Sales of Crop Production Fertilizer and Chemicals, Farmer

Ken is the owner of Krien Farm Supply and has farmed in the Bird City, Kansas area since 1970.  Ken graduated from the High School in St. Francis, Kansas.  He is a Mason and also serves as a board member of the Cheyenne County Airport Authority in St. Francis, Kansas.  He was the mayor of Bird City, Kansas from 1976 to 1980 and from 1984 to 1992.  Ken was also a city council member in Bird City, Kansas from 1974 to 1976.  He served on the Cheyenne County Fair Board from 1972 to 1978.  He also was a member of the Bird City Methodist Church’s Board of Trustees from 1992 to 1998.

David J. Mann 2334 Road 70 Quinter, KS 67758	50	Farmer, Cattle Rancher

Dave has been a farmer and a cattle rancher in the Quinter, Kansas area for 29 years.He attended Kansas State University for two years.  He is a past member of the school board for the U.S.D. 293 School District, a past member of the board of the Northwest Kansas Educational Service Center in Oakley, Kansas and the Northwest Kansas Groundwater Management District #4.  Dave is also a member of the Church of the Brethren in Quinter, Kansas and has served in various positions in the church.

Richard L. Sterrett 414 Main Street Quinter, KS 67752	58	Farmer, Businessman

Dick has been farming and involved in business in the Quinter, Kansas area since 1961.  Dick attended Fort Hays State College.  Dick currently serves as the President of the Board of Trustees of the Gove County Medical Center and the Ogallala Aquifer Management Committee to the Governor of Kansas.  He is a member of the Smoky Hill-Saline Basin Advisory Committee to the Kansas Water Authority.  Dick is a past board member of the Northwest Kansas Groundwater Management District, the Kansas Fertilizer and Chemical Institute, and Williams Company’s Dealer Advisory Council.

Jeff Torluemke P.O. Box 474 Hoxie, KS 67740	44	Executive Vice-President of the State Bank; Farmer

Jeff has been the Executive Vice-President of the State Bank since 1993.  Prior to that, he held various positions, including Chairman, of the Peoples State Bank in Colby, Kansas from 1985 to 1993.  He has also farmed in the Hoxie area since 1976.  Jeff received his Bachelor of Science degree in Agricultural Economics from Colorado State University in 1981.  He has also served as President of the Bankers Association of Northwest Kansas, on the Agricultural Committee of the Kansas Bankers Associations, and as the Exalted Ruler of the Hoxie, Kansas Elks Lodge.

Executive Officers

Our initial Board of Managers has elected Jeff Torluemke to serve as our Chief Executive Officer and Dick Sterrett to serve as our Chief Financial Officer for an indefinite term.  Messrs. Torluemke and Sterrett are currently our only executive officers.  Biographies for these executive officers are included under “Management—Board of Managers” above.

None of our current managers or officers are related, and we do not anticipate at this time that any family relationship will exist between any of our managers, officers or key employees.

Item 10.  Executive Compensation.

Compensation of Executive Officers

Messrs. Torluemke and Sterrett receive no salary or other compensation for their services as Chief Executive Officer and Chief Financial Officer, respectively.  Neither has received any options or other long-term incentive awards.

Summary Compensation Table.  The following table sets forth all the compensation paid to Mr. Torluemke for the years ended December 31, 2001 and 2002.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Period ending Dec. 31,	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation ($)
Jeff Torluemke	2002	—	—	—	—	—	—	—
Chief Executive Officer	2001	—	—	—	—	—	—	—

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the current beneficial ownership of our capital units by management and any beneficial owner of more than 5% of any class of our capital units.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner (in units)	Percent of Class
Class D	Jeff Torluemke, Chief Executive Officer, Manager	8	9.63%
Class D	Richard Sterrett, Chief Financial Officer, Manager	14	16.86%
Class D	Brian Baalman, Manager(2)	24	28.88%
Class D	Ronald Blaesi, Manager(3)	4	4.81%
Class D	Benedict Dickman, Manager(4)	2	2.4%
Class D	Gary Johnson, Manager	7	8.43%
Class D	Ken Krien, Manager(5)	8	9.63%
Class D	David Mann, Manager	4	4.81%
Class D	Tri M, Inc.(6)	8	9.63%
Class D	Managers and executive officers, as a group	71	85.45%

(1)                                  Except as otherwise listed, the addresses for each of the individual Managers listed above is set forth under “Item 9. Board of Managers.”

(2)                                  Includes 6 Class D units owned by the Baalman Feedyard Partnership, 6 Class D units owned by the Gary and Janice Baalman, L.P., and 6 Class D units owned by the B2C Partnership.  The Baalman Feedyard Partnership is a Kansas general partnership.  Its two partners are: B2C Partnership, a Kansas general partnership owned and controlled by two Kansas corporations, one solely owned by Mr. Baalman and one solely owned by his spouse; and the Gary and Janice Baalman, L.P., a Kansas limited partnership which has general and limited partners that are trusts and entities owned and controlled by Mr. Baalman’s father and mother.  The Gary and Janice Baalman, L.P. also owns 6 Class D units.  The B2C Partnership also owns 6 Class D units.

(3)                                  Mr. Blaesi owns these 4 Class D units jointly with Dwight Blaesi.

(4)                                  These Class D units are owned by BJ Ag Producers, Inc., a Kansas corporation.  Mr. Dickman is the President and 50% owner of BJ Ag Producers, Inc.  Mr. Dickman’s spouse also owns 50% of BJ Ag Producers, Inc.

(5)                                  These Class D units are owned the Krien Family Limited Partnership, L.P., a Kansas limited partnership.  The Krien Family Limited Partnership’s general partner is the Krien Holding Company, Inc., an entity controlled by Mr. Krien and his spouse.  The Krien Holding Company, Inc. owns 2% of the Krien Family Limited Partnership, L.P.  The Krien Family Limited Partnership, L.P.’s limited partners are the Ken A. Krien Revocable Living Trust and the Sherry D. Krien Revocable Living Trust, both of which own a 49% interest in the limited partnership.

(6)                                  The address for Tri M, Inc. is P.O. Box 356, Hoxie, Kansas 67740.

Item 12.  Certain Relationships and Related Transactions.

With the exception of Robert Casper, who is the President and an 18.5% equity owner of Ethanol Products, the individual members of our initial Board of Managers have not entered into, and do not anticipate entering into, any contractual or other transactions between themselves and Western Plains Energy, except for Subscription Agreements for their Class D units and any Subscription Agreements they may have executed individually during the initial public offering in forms identical to those provided to other investors.  Other than the conversion of their Class D units into two Class A units, the initial members of our Board of Managers are not receiving any compensation relative to the capital units we are selling in this offering.

We have retained Val-Add Service Corporation on a fee-for-services basis to be our project coordinator.  Val-Add is a South Dakota-based consulting firm that provides services to businesses in South Dakota and neighboring states.  We entered into a consulting agreement with Val-Add effective as of June 27, 2001.  Val-Add is assisting us with the development of our proposed ethanol plant. The consulting agreement is of indefinite duration and can be terminated by either party upon 10 days written notice to the other party.  Under the contract, we will pay Val-Add

$5,000 per month for services rendered and a bonus of $60,000 payable in three installments of $20,000 upon the completion of certain milestones.  If the consulting agreement is terminated, our payment obligations to Val-Add will cease, except that Val-Add will be entitled to payments for periods or partial periods that occurred prior to the date of termination and for which Val-Add has not yet been paid.  Val-Add is also entitled to reimbursement for travel expenses at a flat rate of $450 per trip from the Sioux Falls, South Dakota area to Hoxie, Kansas, postage, and copying.

We also entered into a Service Agreement with Val-Add effective as of November 1, 2001.  Under this Agreement, Val-Add will provide record keeping, data entry, file retention, newsletters, billings, grain delivery schedules, and member share certificate processing services.  We will pay Val-Add $25.00 per hour for these services, plus a flat monthly fee of $50.  We will also reimburse Val-Add for postage, outside printing, phone and travel expenses.  The Service Agreement is of indefinite duration and can be terminated by either party upon 10 days written notice to the other party.

We incurred approximately $79,000 and $56,000 of consulting expenses related to these agreements for the periods ended December 31, 2002 and 2001, respectively.  Val-Add plays no role in the management of our company, other than providing the services set forth above.  Steven Sershen, the President and owner of Val-Add is also one of our Class D members and will receive two Class A units for conversion of each of his Class D units upon the closing of our initial public offering.

Item 13.  Exhibits and Reports on Form 8-K.

The following exhibits are filed as part of, or are incorporated by reference into, this report:

(a)           Exhibits. See Exhibit Index.

(b)           Reports on Form 8-K.  None.

Item 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended), as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation Date referred to above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN PLAINS ENERGY, L.L.C.

Date: March 27, 2003	/s/ Jeff Torluemke
By Jeff Torluemke
Chief Executive Officer

Date: March 27, 2003	/s/ Dick Sterrett
By Dick Sterrett
Chief Financial Officer

In accordance with the Exchange Act, this report has been assigned below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2003	/s/ Jeff Torluemke
Jeff Torluemke, Manager

Date: March 28, 2003	/s/ Brian Baalman
Brian Baalman, Manager

Date: March 27, 2003	/s/ Ronald Blaesi
Ronald Blaesi, Manager

Date: March 27, 2003	/s/ Bob Casper
Bob Casper, Manager

Date: March 27, 2003	/s/ Ben Dickman
Ben Dickman, Manager

Date: March 27, 2003	/s/ Gary Johnson
Gary Johnson, Manager

Date: March 27, 2003	/s/ Ken Krien
Ken Krien, Manager

Date: March 27, 2003	/s/ David Mann
David Mann, Manager

Date: March 27, 2003	/s/ Dick Sterrett
Dick Sterrett, Manager

CERTIFICATIONS

I, Jeff Torluemke, certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Western Plains Energy, L.L.C.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ Jeff Torluemke, CEO
Jeff Torluemke
Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Dick Sterrett, certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Western Plains Energy, L.L.C.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003	/s/ Dick Sterrett
Dick Sterrett
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith	Incorporated Herein by Reference to
3.1(i)	Articles of Organization		Appendix A to the Issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2002 (File No. 333-74982)

3.1(ii)	Operating Agreement		Appendix A to the Issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2002 (File No. 333-74982)

4.1	Form of Class A Capital Unit Certificate		Exhibit 4.1 to the Issuer’s Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

4.2	Form of Class B Capital Unit Certificate		Exhibit 4.2 to the Issuer’s Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

4.3	Form of Class C Capital Unit Certificate		Exhibit 4.3 to the Issuer’s Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

4.4	Form of Class D Capital Unit Certificate		Exhibit 4.4 to the Issuer’s Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

4.5	Form of Subscription Agreement (Classes A and B)		Appendix C to the Issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2002 (File No. 333-74982)

4.6	Form of Subscription Agreement (Class D)		Exhibit 4.6 to the Issuer’s Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.1	Letter of Intent with ICM, Inc., dated July 18, 2001		Exhibit 10.1 to the Issuer’s Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.2	Letter of Understanding with ICM, Inc., dated November 16, 2001		Exhibit 10.2 to the Issuer’s Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.3	Service Agreement with Val-Add Service Corporation, dated November 1, 2001	Exhibit 10.3 to the Issuer’s Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.4	Consulting Agreement with Val-Add Service Corporation, dated June 27, 2001	Exhibit 10.4 to the Issuer’s Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.5	DDGS/DWGS Marketing Agreement with ICM Marketing, Inc., dated October 1, 2001	Exhibit 10.5 to the Issuer’s Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.6	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated October 31, 2001	Exhibit 10.6 to the Issuer’s Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.7	U.S. Energy Services Agreement, dated September 12, 2001	Exhibit 10.7 to the Issuer’s Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.8	Option to Purchase Real Estate, dated September 15, 2001	Exhibit 10.8 to the Issuer’s Form SB-2 filed with the Commission on February 7, 2002 (File No. 333-74982)

10.9	Land Exchange Agreement, dated November 23, 2001	Exhibit 10.9 to the Issuer’s Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.10	Real Estate Purchase Agreement, dated December 21, 2001	Exhibit 10.10 to the Issuer’s Form SB-2 filed with the Commission on May 1, 2002 (File No. 333-74982)

10.11	Well Construction and Pumping Agreement, dated November 19, 2001	Exhibit 10.11 to the Issuer’s Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.12	Design/Build Agreement with ICM, Inc., dated April 4, 2002	Exhibit 10.12 to the Issuer’s Form SB-2 filed with the Commission on May 1, 2002 (File No. 333-74982)

10.13	Kansas Department of Commerce and Housing Agreement, as amended on October 31, 2001	Exhibit 10.13 to the Issuer’s Form SB-2 filed with the Commission on February 7, 2002 (File No. 333-74982)

10.14	Note and Loan Agreement with Farm Credit of Ness City, dated February 28, 2002		Exhibit 10.14 to the Issuer’s Form SB-2 filed with the Commission on May 31, 2002 (File No. 333-74982)

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)	☒

WESTERN PLAINS ENERGY, L.L.C.

FINANCIAL STATEMENTS

FOR THE PERIODS ENDED

DECEMBER 31, 2002 AND 2001

WESTERN PLAINS ENERGY, L.L.C.

INDEPENDENT AUDITOR’S REPORT

The Board of Managers

Western Plains Energy, L.L.C.

Quinter, Kansas

We have audited the accompanying balance sheets of Western Plains Energy, L.L.C., (a development stage limited liability company) as of December 31, 2002 and 2001, and the related statements of operations, changes in members’ equity and cash flows for the year ended December 31, 2002, for the period from July 10, 2001 (inception) through December 31, 2001 and the cumulative period from July 10, 2001 (inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Plains Energy, L.L.C. as of December 31, 2002 and 2001, and the results of its operations and cash flows for the year ended December 31, 2002, and for the period from July 10, 2001 (inception) through December 31, 2001 and for the cumulative period from July 10, 2001 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Bloomington, Minnesota

January 14, 2003

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2002 and 2001

	2002	2001
ASSETS

CURRENT ASSETS
Cash	$17,655	$243,031
Prepaid offering costs	215,305	64,043
Prepaid legal services	12,494	59,990
Prepaid expenses	3,500	27,250
Deposits for Class C Units in escrow	25,000	25,000
Deposits for land	—	17,837
Total current assets	273,954	437,151

LAND	182,765	—

OTHER ASSETS
Prepaid engineering costs	50,109	9,200
Contract deposits	7,500	7,500
Land options	6,000	6,000
Available-for-sale securities	1,000	—
	64,609	22,700

TOTAL ASSETS	$521,328	$459,851

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$148,204	$43,321
Accounts payable - related party	—	100
Accrued liabilities	50,160	10,300
Deferred rent	1,855	—
Line of credit	100,000	—
Current portion of notes payable	121,700	100,000
Total current liabilities	421,919	153,721

NOTES PAYABLE, LESS CURRENT MATURITIES	98,300	—

COMMITMENTS AND CONTINGENCIES (Note 7)

MEMBERS’ EQUITY
Class C Capital Units, 50 authorized and 0 outstanding	250,000	250,000
Less: Subscription for Class C Units	(225,000)	(225,000)
Class D Capital Units, 83 units authorized and outstanding	415,000	415,000
Less: Discount on Class D Units	(415,000)	(415,000)
Additional Paid In Capital	434,500	434,500
Deficit accumulated during development stage	(458,391)	(153,370)
Total members’ equity	1,109	306,130

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$521,328	$459,851

See Notes to Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For Year Ended December 31, 2002	Period From July 10, 2001 (Inception) to December 31, 2001	Period From July 10, 2001 (Inception) to December 31, 2002
REVENUE	$—	$—	$—

EXPENSES
Organizational expenses	21,232	42,258	63,490
Start-up expenses	287,729	111,112	398,841
Total expenses	308,961	153,370	462,331

LOSS FROM
Start-up activities	(308,961)	(153,370)	(462,331)

Other income (expense)
Interest expense	(7,351)	—	(7,351)
Other income	11,291	—	11,291

Total other income	3,940	—	3,940

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	$(305,021)	$(153,370)	$(458,391)

DEFICIT ACCUMULATED PER UNIT
BASIC AND DILUTED	$(3,675)	$(15,337)

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	83	10

See Notes to Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	Capital Units								Additional	Class C Unit	Discount on	Deficit Accumulated During The
	Class A		Class B		Class C		Class D		Paid In	Subscription	Class D	Development	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Receivable	Units	Stage	Amount

Balance, July 10, 2001, Inception	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Additional paid in capital received	—	—	—	—	—	—	—	—	19,500	—	—	—	19,500

Class C units subscribed	—	—	—	—	—	250,000	—	—	—	(225,000)	—	—	25,000

Class D units issued with 2 for 1 conversion feature	—	—	—	—	—	—	83	415,000	415,000	—	(415,000)	—	415,000

Deficit accumulated during the development stage	—	—	—	—	—	—	—	—	—	—	—	(153,370)	(153,370)

Balance, December 31, 2001	—	$—	—	$—	—	$250,000	83	$415,000	$434,500	$(225,000)	$(415,000)	$(153,370)	$306,130

Deficit accumulated during the development stage	—	—	—	—	—	—	—	—	—	—	—	(305,021)	(305,021)

Balance, December 31, 2002	—	$—	—	$—	—	$250,000	83	$415,000	$434,500	$(225,000)	$(415,000)	$(458,391)	$1,109

See Notes to Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For Year Ended December 31, 2002	Period From July 10, 2001 (Inception) to December 31, 2001	Period From July 10, 2001 (Inception) to December 31, 2002
OPERATING ACTIVITIES
Deficit accumulated during development stage	$(305,021)	$(153,370)	$(458,391)
Changes in assets and liabilities
Prepaid legal services	47,496	(59,990)	(12,494)
Prepaid expenses	(11,159)	(27,250)	(45,609)
Accounts payable and accrued liabilities	146,498	46,521	200,219

NET CASH USED FOR OPERATING ACTIVITIES	(122,186)	(194,089)	(316,275)

INVESTING ACTIVITIES
Contract deposits	—	(7,500)	(7,500)
Engineering costs paid	(6,000)	(2,000)	(8,000)
Deposits for land	—	(17,837)	(17,837)
Purchase of land	(164,928)	—	(164,928)
Option to purchase land and water rights	—	(6,000)	(6,000)

NET CASH USED FOR INVESTING ACTIVITIES	(170,928)	(33,337)	(204,265)

FINANCING ACTIVITIES
Borrowings on line of credit	100,000	—	100,000
Proceeds from note payable	119,000	100,000	219,000
Class D units issued	—	415,000	415,000
Offering costs paid	(151,262)	(64,043)	(215,305)
Additional paid in capital received	—	19,500	19,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	67,738	470,457	538,195

NET INCREASE (DECREASE) IN CASH	(225,376)	243,031	17,655

CASH - beginning of period	243,031	—	—

CASH - end of period	$17,655	$243,031	$17,655

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposits received in escrow for Class C Units	$—	$25,000	$25,000
Engineering costs incurred	$27,600	$9,200	$36,800

Securities received in conjunction with proceeds from bank note payable	$1,000	$—	$1,000

See Notes to Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2002, the Company is in the development stage with its current efforts being principally devoted to organizational and financing activities. On June 11, 2002, the Company registered the offer and sale of its Class A and B capital units with the Securities and Exchange Commission as an initial public offering. The Company is offering Class A and Class B capital units to raise a minimum of $15,735,000 and a maximum of $19,835,000.

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from the production of ethanol and related products will be recorded upon delivery to customers.  Interest income is recognized as earned.

Land Option and Engineering Services

Costs incurred for the purchase of land or for land option agreements are capitalized.  Engineering costs that relate to future acquisition of property and equipment are capitalized.  Depreciation or amortization of engineering costs occurs over the estimated useful life of the related asset when the related assets are placed in service.

Long-Lived Assets

The Company reviews the value of its non-current assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset. Such assessments did not result in any adjustment to the value of non-current assets.

Organizational and Start-Up Costs

Organizational and start-up costs are expensed as incurred.  Organizational costs consist of amounts related to the formation of the Company.  Start-up costs consist of amounts incurred during the development stage related to the operation and management of the Company which do not qualify as a capitalized cost.

(continued on next page)

Offering Costs

Costs incurred related to the initial public offering of Class A and Class B capital units are recorded as prepaid offering costs until the subscriptions for Class A and Class B capital units related to the offering have been accepted by the Company. Prepaid offering costs are allocated to members’ equity in proportion to the number of units issued versus the total number of units issuable from the Company’s offering.  Offering costs include direct costs related to the offering such as legal fees, registration costs and other direct costs associated with the offering.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits.

Available-for-Sale Securities

Investments are recorded at cost as there are no quoted market prices for the securities held by the Company.

Fair Value of Financial Instruments

Unless otherwise disclosed, the carrying amounts of financial instruments approximate fair value at December 31, 2002 and 2001, because of the relatively short maturity or variable rates of these instruments. Investments are recorded at cost as there are no quoted market prices for the securities by the Company.

Income Taxes

The Company is organized as a limited liability company under state law. As a limited liability company that has elected to be taxed as a partnership, the Company’s earnings pass through to the members and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.

Additional Paid In Capital

The Company received amounts from various entities to assist in funding the Company’s formation and development.  The Company is under no obligation to issue capital units related to these receipts and has recorded these amounts as additional paid-in capital.

(continued on next page)

Earnings Per Capital Unit

For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued by the Company are included in the computation of outstanding capital units. As of December 31, 2002 and 2001, there were no units includable in basic or diluted earnings per capital unit as there were no units subscribed for or accepted at that date.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143).  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Management does not expect the adoption of the above pronouncements to have a material impact on the Company.

NOTE 3 -              LAND

In February 2002, the Company purchased land and water appropriation rights, for $182,765, including closing costs and previously paid deposits. The Company has entered into an agreement to lease back approximately 137 acres to one of the sellers under a five-year operating lease.

NOTE 4 -              MEMBERS’ EQUITY

As specified in the Company’s Operating Agreement, the Company will initially have four classes of membership capital units: Class A, B, C and D.  Capital units of each class are issued in denominations of $5,000.

Class D capital units will automatically convert into two (2) Class A capital units upon completion of the public offering of Class A and B capital units described below. The conversion feature is reflected as a discount on Class D shares on the accompanying balance sheets. At the date of conversion the discount will be removed from the balance sheet and receive treatment as a dividend.

Class A and Class B capital units have been offered for sale in the public offering.  No more than 3,967 Class A and B capital units will be offered at a price of $5,000 per unit pursuant to a registration statement to be filed with the Securities and Exchange Commission, with a minimum of $15,735,000 and a maximum of $19,835,000 raised from such offering of units. In the event the minimum of $15,735,000 is not raised, amounts received from subscriptions will be returned to the purchaser without interest.

For Class A and Class B capital units, 10% of the offering price is due upon subscription, with the remaining amount executed as a promissory note due subject to call of the Board of Managers.

(continued on next page)

The Company is initially offering Class A capital units only to producers of agricultural products, with a minimum purchase of two (2) Class A Capital Units per investor.  The Company is also offering to sell Class B capital units with a minimum purchase of seven (7) Class B capital units per investor.  For the first 45 days of the offering, Class B capital units were only offered to purchasers of Class A capital units.

When the Board of Managers calls amounts due on promissory notes for Class A and Class B capital units, subscribers are obligated to make payment on the notes within 30 days of call.

For Class C capital units subscribed in a private placement prior to the public offering, 10% of the offering price was due upon subscription with the remaining amount executed as a promissory note due subject to the call of the Board of Managers. The Company received a subscription for 50 Class C Units, totaling $250,000, from Ethanol Products, LLC.  In accordance with the subscription agreement, a nonrefundable $25,000 was received by the Company and deposited into an escrow account.  The remaining $225,000 of the subscription is due in accordance with the terms of the note executed with the subscription agreement which requires payment within 30 days of a call by the Company.

Upon default on certain obligations of members related to capital units, the Company has the right to redeem the member’s interest at 10% of the price at which the Capital Units were originally offered for sale by the Company.  If an investor defaults on the payment of the purchase price pursuant to a promissory note referenced above, the Company will have the right to retain all amounts paid by the investor as liquidated damages.

The Company must approve all transfers or other dispositions of capital units.

Voting rights are one vote per member for Class A and D capital units, and one vote per unit for Class B and Class C capital units.  The Board of Managers is elected by members, and members must approve any merger or consolidation with another business entity, sale of substantially all of the Company’s assets or voluntary dissolution.  All other matters regarding operation and management of the Company, including amendment of the Operating Agreement, are decided by the Board of Managers.

Income and losses are allocated to members based on their respective percentage of membership interest. Distributions to members shall be no less than 20% of net cash from operations, as defined in the Operating Agreement, if net cash from operations is in excess of $500,000 on an annual basis, provided that any such distribution does not constitute or cause a default under any of the Company’s loan documents or credit facilities.

Upon dissolution of the Company, and after the payment of all debts and liabilities of the Company, the assets shall be distributed to the unit holders ratably in proportion to the credit balances in their respective capital accounts for all classes of units.

Subscribers of Class A and Class B capital units are required to pay an amount equal to 10 percent of the purchase price of the capital units subscribed for. These funds are excluded from the balance sheet and held in escrow until such time the minimum offering is sold. As of December 31, 2002, approximately $665,000 was held in escrow.

(continued on next page)

NOTE 5 -              ACCUMULATED DEFICIT PER CAPITAL UNIT

For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance. In the computation of diluted earnings per capital unit, the total number of Class D units was not included on an as-if converted basis and Class C units subscribed for but not issued. As a result of the registration for the offer and sale of Class A and Class B capital units as of December 31, 2002, approximately 922 Class A and 408 Class B were subscribed for but not issued.  These dilutive securities are not included in the computation of outstanding capital units because the inclusion of these units would have an antidilutive effect on the computation of earnings per capital unit.

NOTE 6 -              FINANCING ARRANGEMENTS

Line of Credit

On August 26, 2002, the Company established a $100,000 revolving line of credit with the First National Bank of Quinter, Kansas.  The outstanding balances bear interest at the bank’s prime rate plus 2% (6.25% at December 31, 2002).  Interest is due on a quarterly basis.  All outstanding balances are due at the maturity date of August 26, 2003.  The line is secured by certain assets of the Company.  There was no availability under the revolving line of credit as of December 31, 2002.

Notes Payable

The Company has an outstanding loan of $100,000 from the Kansas Department of Commerce and Housing.  The loan is non-interest bearing through the later of 7 days following the release from escrow of proceeds of the offering to the Company or September 1, 2003.  In the event the proceeds of the offering are not released from escrow by September 1, 2003, the loan bears interest at 7.75% from September 1, 2003 through repayment, due 7 days after the release of the offering proceeds from escrow. In the event escrow is not broken, repayment is not required as long as the proceeds were used in accordance with the terms of the agreement. Based on management’s plans and the terms of the agreement, management estimates repayment of the loan by June 30, 2003. Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of the note is approximately $96,915 at December 31, 2002.

In February 2002, the Company entered into a 5% note payable with Farm Credit Services for $120,000.  The note is due in annual installments of $27,717, including interest, with the final installment due on March 1, 2007, and is secured by land.  As a portion of the proceeds from the note, the Company received 200 shares of Farm Credit Services stock at a cost of $1,000.

(continued on next page)

Long-term notes payable maturities are as follows:

Year Ending December 31,	Amount
2003	$121,700
2004	22,802
2005	23,942
2006	25,139
2007	26,417
220,000
Less current maturities	(121,700)

$98,300

NOTE 7 -              INCOME TAXES

The differences between the financial statement basis and tax basis of assets as of December 31, is as follows:

	2002	2001
Financial statement basis of assets	$521,293	$459,851
Plus organization and startup cost, net of tax amortization	444,101	153,370

Tax basis of assets	$965,394	$613,221

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

NOTE 8 -              COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Board of Managers has entered into various agreements regarding the formation, operation and management of the Company. Significant agreements are as follows:

Consulting Agreement

The Company has entered into a consulting agreement with Val-Add Service Corporation (Val-Add).  The consulting agreement provides for a base fee of $5,000 per month plus expenses and a travel allowance for assistance in negotiating and financing the ethanol plant. This agreement also includes provisions whereby Val-Add is eligible for bonuses totaling $60,000 at completion of duties outlined in the agreement.  The agreement may be terminated with 10 days notice by either party.

A separate agreement with Val-Add Service Corporation provides for certain administrative services.  The fee for these services is $25 per hour, plus a flat monthly fee of $50, plus out of pocket expenses.  The agreement may be terminated by either party with 10 days advance notice. The Company recognized approximately $79,000 and $56,000 of consulting expenses related to this agreement for the periods ended December 31, 2002 and 2001, respectively.

(continued on next page)

Energy Management Services

The Company has entered into an agreement with U.S. Energy Service, Inc., for energy management and engineering services.  The agreement expires on August 31, 2003, and is renewable for one year terms unless terminated by either party with 30 days advance notice.  The agreement provides for fees of $2,800 per month, with $2,300 of this fee contingent upon completion of the initial public offering and release to the Company of the proceeds of the offering to the Company.  Fees included in the balance sheet as prepaid engineering costs related to this agreement as of December 31, 2002 and 2001, were $44,800 and $9,200, respectively.

Land Option Agreements

The Company entered into an option to purchase a tract of land for the greater of $1,000 per acre or $100,000.  The agreement required payment of $1,000, with the balance due upon exercise of the option and exchange of the properties.  The option to purchase expires March 1, 2003.

The Company entered into an option to purchase land in Gove County, Kansas, in exchange for the property subject to the above agreement plus $50,000.  The agreement required a payment of $5,000, with the remaining $45,000 due upon exercise of the option and exchange of the properties.  The agreement expires March 1, 2003.

Sales Service Agreement

The Company has entered into an agreement with ICM Marketing, Inc., for the sale of the bulk feed grade products (distiller’s grains) produced from the plant.  The agreement expires October 1, 2004, and is automatically renewed for one year terms unless either party provides written notice 90 days prior to expiration of the agreement.  Under the terms of the agreement, ICM Marketing, Inc. would purchase all products at a price equal to 98% of the selling price, less applicable freight.  If the product is sold to members of the Company, the price is set at 98.5% of the selling price, less applicable freight.  ICM Marketing, Inc. is responsible for billing and account servicing of the product sales and for losses related to non payment unless such non payment relates to substandard products.

(continued on next page)

Ground Water Services

The Company entered into an agreement to secure rights to ground water for the ethanol plant.  The agreement requires a payment of $15,000 for the rights, of which $7,500 was payable upon execution of the agreement and the remainder is payable 7 days prior to commencement of the drilling of the water well by the Company.  In addition, the agreement requires payments of $1,050 per quarter during the first 15 years of the agreement, commencing with pumping of the well, with the parties renegotiating the quarterly fee after the first 15 years of the agreement.  The agreement has a 20 year term commencing with pumping of the well, with renewal for successive 5 year periods unless notice of termination is provided 60 days prior to expiration of the agreement.  Minimum payments related to pumping water from the well are $4,200 per year, with a total commitment of $63,000 during the first 15 years of the agreement.

Management Agreement

The Company has entered into a letter of understanding that outlines the anticipated terms regarding a Management Placement Agreement with ICM, Inc. for placement of a manager at the ethanol plant.  As outlined in the letter of understanding, the agreement will have a term of two years, and begins approximately 3 to 6 months prior to plant startup. ICM will provide the plant manager and other technical assistance for a fee of $250,000 per year, plus certain out of pocket expenses, for a total minimum commitment of $500,000 during the term of the agreement.  The Company will have the option to hire the manager upon expiration of the agreement at a salary similar to the salary provided by ICM, or employ outside management with six months advance notice provided to ICM prior to the expiration of the agreement.

Marketing Agreement

The Company entered into an agreement with Ethanol Products, LLC, for the marketing of the Company’s ethanol and certain administrative services.  The agreement has a term of 5 years and commences upon start of ethanol production, with a fee of $.01 per gallon of ethanol produced.  The agreement is renewable for 5 year terms unless notice of termination has been delivered at least 90 days prior to expiration.

Construction Contract

During April 2002, the Company entered into an agreement with ICM for the construction of the dry mill ethanol plant at a cost of approximately $35,500,000 subject to the terms of the agreement.  The construction is contingent upon, among other things, the Company securing financial commitments sufficient to fund the project to the satisfaction of ICM.  Management anticipates that the financing will be obtained by March 31, 2003.

NOTE 9 -              COMPREHENSIVE INCOME

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

(continued on next page)

NOTE 10 -       RELATED PARTY TRANSACTIONS

The Company has reimbursed members of the Board of Managers for certain expenses incurred by the Company and paid by the members of the Board of Managers during the development stage.  Expense reimbursements for the periods ended December 31, 2002 and 2001, totaled $144 and $7,955, respectively of which $100 was unpaid at December 31, 2001.

A principal owner of Val-Add is also one of the initial Class D members of the Company.

NOTE 11 -       SUBSEQUENT EVENTS

In January 2003, the Company received a value-added agricultural product market development grant from the United States Department of Agriculture, Rural Development. The grant provides matching funds not to exceed $290,610 for working capital expenses.

In January 2003, the Company entered into a 6% note payable with ICM for $250,000 that is secured by property purchased subsequent to year-end.  This property was previously under option for purchase (Note 8).  The outstanding balance is due on demand.

