Form 10QSB
period 2003-03-31
WESTERN PLAINS ENERGY LLC
filed 2003-05-15
CIK 1161049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 8, 2003, the number of the registrant’s Class A capital units outstanding was 166.

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

Yes ☒  No ☐

PART I — FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

WESTERN PLAINS ENERGY, L.L.C.

UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2003

WESTERN PLAINS ENERGY, L.L.C.

WESTERN PLAINS ENERGY, L.L.C.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)
MARCH 31, 2003

ASSETS

CURRENT ASSETS
Cash	$2,159,399
Prepaid expenses	4,662
Deposits for Class C Units in escrow	25,000
Total current assets	2,189,061

LAND	363,903

OTHER ASSETS
Prepaid engineering costs	49,264
Contract deposits	7,500
Available-for-sale securities	1,000

TOTAL ASSETS	$2,610,728

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$240,753
Accounts payable - related party	27,000
Accrued liabilities	38,130
Advance payable	250,000
Line of credit	100,000
Current maturities of notes payable	122,800
Total current liabilities	778,683

NOTE PAYABLE, LESS CURRENT MATURITIES	75,483

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A Capital Units, 166 issued, 2,122 subscribed	11,440,000
Class B Capital Units, 0 issued, 1,744 subscribed	8,720,000
Class C Capital Units, 0 issued, 50 subscribed	250,000
Less: Subscriptions receivable	(17,437,000)
Deficit accumulated during development stage	(1,216,438)
Total members' equity	1,756,562

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$2,610,728

See Notes to Unaudited Financial Statements

WESTERN PLAINS ENERGY, L.L.C.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Period From July 10, 2001 (Inception) to March 31, 2003

REVENUE	$—	$—	$—

EXPENSES
Organizational expenses	—	21,232	63,490
Startup expenses	142,905	55,260	541,746
Total expenses	142,905	76,492	605,236

LOSS FROM
Start-up activities	(142,905)	(76,492)	(605,236)

Other income (expense)
Interest expense	(7,580)	(510)	(14,931)
Interest income	7,732	—	7,732
Other income	1,855	—	13,146

Total other income (expense)	2,007	(510)	5,947

NET LOSS	$(140,898)	$(77,002)	$(599,289)

NET LOSS PER UNIT
BASIC AND DILUTED	$(1,620)	$(928)

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	87	83

See Notes to Unaudited Financial Statements

WESTERN PLAINS ENERGY L.L.C.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)

	Capital Units								Additional		Discount on	Deficit Accumulated During The
	Class A		Class B		Class C		Class D		Paid In	Subscriptions	Class D	Development	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Receivable	Units	Stage	Amount

Balance, July 10, 2001	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Additional paid in capital received	—	—	—	—	—	—	—	—	19,500	—	—	—	19,500

Class C units subscribed	—	—	—	—	—	250,000	—	—	—	(225,000)	—	—	25,000

Class D units issued with 2 for 1 conversion feature	—	—	—	—	—	—	83	415,000	415,000	—	(415,000)	—	415,000

Net Loss	—	—	—	—	—	—	—	—	—	—	—	(153,370)	(153,370)

Balance, December 31, 2001	—	—	—	—	—	250,000	83	415,000	434,500	(225,000)	(415,000)	(153,370)	306,130

Net Loss	—	—	—	—	—	—	—	—	—	—	—	(305,021)	(305,021)

Balance, December 31, 2002	—	—	—	—	—	250,000	83	415,000	434,500	(225,000)	(415,000)	(458,391)	1,109

Beneficial conversion option	166	830,000	—	—	—	—	(83)	(415,000)	(415,000)	—	415,000	(415,000)	—

Units subscribed	2,122	10,610,000	1,744	8,720,000	—	—	—	—	—	(17,212,000)	—	—	2,118,000

Offering costs	—	—	—	—	—	—	—	—	(19,500)	—	—	(202,149)	(221,649)

Net Loss	—	—	—	—	—	—	—	—	—	—	—	(140,898)	(140,898)

Balance, March 31, 2003	2,288	$11,440,000	1,744	$8,720,000	—	$250,000	—	$—	$—	$(17,437,000)	$—	$(1,216,438)	$1,756,562

See Notes to Unaudited Financial Statements

WESTERN PLAINS ENERGY, L.L.C.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Period From July 10, 2001 (Inception) to March 31, 2003
OPERATING ACTIVITIES
Deficit accumulated during development stage	$(140,898)	$(77,002)	$(599,289)
Changes in assets and liabilities:
Prepaid expenses	12,177	27,356	(4,662)
Accounts payable and accrued liabilities	105,664	715	275,783

NET CASH USED FOR OPERATING ACTIVITIES	(23,057)	(48,931)	(328,168)

INVESTING ACTIVITIES
Contract deposits	—	—	(7,500)
Engineering costs paid	—	(1,500)	(19,164)
Purchase of land and land options	(175,138)	(163,766)	(363,903)

NET CASH USED FOR INVESTING ACTIVITIES	(175,138)	(165,266)	(390,567)

FINANCING ACTIVITIES
Borrowings on line of credit and advances payable	250,000	—	350,000
Payments on notes payable	(21,717)	—	(21,717)
Proceeds from notes payable		119,000	219,000
Capital unit subscriptions	2,118,000	—	2,533,000
Offering costs paid	(6,344)	(20,366)	(221,649)
Additional paid in capital received	—	—	19,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,339,939	98,634	2,878,134

NET INCREASE (DECREASE) IN CASH	2,141,744	(115,563)	2,159,399

CASH - BEGINNING OF PERIOD	17,655	243,031	—

CASH - END OF PERIOD	$2,159,399	$127,468	$2,159,399

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Subscriptions receivable issued	$17,212,000	$—	$17,437,000

Prepaid offering costs transferred to Members’ Equity	$221,649	$—	$221,649

Transfer of land option to land	$6,000	$—	$6,000

Deposits received in escrow for Class C Units	$—	$—	$25,000

Engineering costs incurred	$—	$6,900	$30,100

Securities received in conjunction with proceeds from bank note payable	$—	$1,000	$1,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$7,580	$—	$10,315

See Notes to Unaudited Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -         NATURE OF OPERATIONS

Principal Business Activity

Western Plains Energy, L.L.C. (a Kansas Limited Liability Company with its principal place of business to be located in Gove County, Kansas) was organized to obtain equity and debt financing to construct, own and operate a 30 million gallon ethanol plant. Western Plains Energy, L.L.C. (the Company) was organized on July 10, 2001.  Prior to July 10, 2001, costs related to a feasibility study and other organizational activities occurred.  The Company has assumed the expenses and other agreements related to these activities, and has reflected the effects of these transactions in the accompanying financial statements.

As of March 31, 2003, the Company is in the development stage with its current efforts being principally devoted to organizational, financing, and construction planning activities.  The Company received subscriptions for $19,380,000 from its initial public offering, which was terminated as of March 26, 2003 and escrow was broken on March 28, 2003.

NOTE 2 -         BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the period ended March 31, 2003.

Offering Costs

Costs incurred related to the initial public offering of Class A and Class B capital units are recorded as prepaid offering costs until the subscriptions for Class A and Class B capital units related to the offering have been accepted by the Company.  Prepaid offering costs were charged to members’ equity upon completion of the Company’s offering.  Offering costs include direct costs related to the offering, such as legal fees, registration costs and other direct costs associated with the offering.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period.  Actual results could differ from those estimates.

Earnings per Capital Unit

For purposes of calculating basic earnings per capital unit, capital units issued by the Company are considered outstanding on the effective date of issuance.  For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued by the Company are included in the computation of outstanding capital units.  As of March 31, 2003, there were 2,122 Class A Capital Units, 1,744 Class B Capital Units and 50 Class C Capital Units subscribed for but have not been issued.  Capital units that have been subscribed for but have not been issued have not been included in the computation of diluted earnings per capital unit as of March 31, 2003 because the inclusion of these units would have an antidilutive effect on the computation of earnings per capital unit.

(continued on next page)

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  Management is reviewing this pronouncement to determine if implementation will have an effect on the Company’s financial statements.

NOTE 3 -         LAND

During February 2003, the Company exercised its options to purchase land for the plant site.

NOTE 4 -         MEMBERS’ EQUITY

As specified in the Company’s Operating Agreement, the Company will initially have four classes of membership capital units: Class A, B, C and D.  Capital units of each class are issued in denominations of $5,000.

Class D capital units were automatically converted into two (2) Class A capital units upon completion of the public offering of Class A and B capital units described below.  As a result of the conversion, the discount was removed from the balance sheet and received treatment as a dividend.

Class A and Class B capital units were offered for sale in the public offering.  2,122 Class A capital units and 1,744 Class B capital units were subscribed at a price of $5,000 per unit, pursuant to a registration statement filed with the Securities and Exchange Commission.

For Class A and Class B capital units, 10% of the offering price was due upon subscription, with the remaining amount executed as a promissory note due subject to call of the Board of Managers.  The Board of Managers called the remaining amount of the subscriptions receivable, with a due date of May 15, 2003.

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

Voting rights are one vote per member for Class A and Class D capital units, and one vote per unit for Class B and Class C capital units.  The Board of Managers is elected by members, and members must approve any merger or consolidation with another business entity, sale of substantially all of the Company’s assets or voluntary dissolution.  All other matters regarding operation and management of the Company, including amendment of the Operating Agreement, are decided by the Board of Managers.

(continued on next page)

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

NOTE 5 -         FINANCING ARRANGEMENTS

Line of Credit

On August 26, 2002, the Company established a $100,000 revolving line of credit with the First National Bank of Quinter, Kansas.  The outstanding balances bear interest at the bank’s prime rate plus 2% (6.25% at March 31, 2003).  Interest is due on a quarterly basis.  All outstanding balances are due at the maturity date of August 26, 2003.  The line is secured by certain assets of the Company.  There was no availability under the revolving line of credit as of March 31, 2003.

Notes Payable

The Company has an outstanding loan of $100,000 from the Kansas Department of Commerce and Housing.  The loan is non-interest bearing through the later of 7 days following the release from escrow of proceeds of the offering to the Company or September 1, 2003.  The Company repaid the balance of this note on April 28, 2003.

During February 2002, the Company entered into a 5% note payable with Farm Credit Services for $120,000.  The note is due in annual installments of $27,717, including interest, with the final installment due on March 1, 2007, and is secured by land.  As a portion of the proceeds from the note, the Company received 200 shares of Farm Credit Services stock at a cost of $1,000.

Long-term note maturities are as follows:

Years Ending March 31,	Amount
2004	$122,800
2005	23,942
2006	25,139
2007	26,402
198,283
Less current maturities	(122,800)

$75,483

(continued on next page)

Advance payable

During January 2003, the Company received an advance of $250,000 from ICM, Inc.  The advance is due on demand, bears interest at 6% and is secured by property. The advance was repaid on April 11, 2003.

Construction and permanent financing commitment

During March 2003, the Company was provided with a commitment letter that included proposed terms of a $22,000,000 multiple-advance, non-revolving construction note for construction of the ethanol plant. The construction note has an expiration date of August 1, 2004, with the amount outstanding converted into a permanent term loan to be amortized over a 10 year period.  Up to $5,000,000 of this note may be converted to a revolving term facility to reduce interest costs and to aid cash management.  During construction, interest-only payments equal to LIBOR plus 4% will be due monthly.  Upon completion of construction, the term loan will be repaid in 40 quarterly principal payments plus accrued interest based on the applicable interest rate.  The revolving term facility will have annual step-downs equal to 10% of the note’s original commitment.  The draft terms also require additional payment of principal equal to 40% of annual free cash flow as defined by the agreement, not to exceed $2,000,000 annually. The note will be subject to certain restrictive covenants, and requires payment of origination and participation fees totaling $330,000 and an annual administrative fee of $25,000.

NOTE 6 -         COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Board of Managers has entered into various agreements regarding the formation, operation and management of the Company.  The following are items of significance that have been updated through March 31, 2003.

Grant Agreement

During January 2003, the Company received a value-added agricultural product market development grant from the United States Department of Agriculture, Rural Development.  The grant provides matching funds not to exceed $290,610 for expenses as specified in the agreement.

Construction Contract

During April 2002, the Company entered into an agreement with ICM for the construction of the dry mill ethanol plant at a cost of approximately $35,500,000 subject to the terms of the agreement.  During the three months ended March 31, 2003, an owner of ICM entered into a subscription agreement for capital units of the Company.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

You should read the following discussion in connection with the unaudited financial statements and the notes to the unaudited financial statements included elsewhere in this report.  This report contains forward-looking statements, including, but not limited to, those under “Plan of Operation” and “Liquidity and Capital Resources,” involving future events, future business and other conditions, our future performance, and our expected future operations.  Forward-looking statements may include statements which use words such as “believe, “ “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

Forward-looking statements involve numerous assumptions, risks and uncertainties, which include, but are not limited to, legislative acts, regulatory acts, changes in the prices of corn, milo and other commodities, including gasoline, and general economic conditions.  The actual results, performance and achievements or actual business or other conditions may differ materially from those contemplated, expressed in, or implied by, any forward-looking statements and we are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance, or what future business conditions will be like.  You are cautioned not to put undue reliance on any forward-looking statements.  In particular:

•                  While we anticipate that the thermal oxidizer we intend to install will eliminate any potentially dangerous emissions from the ethanol production process, we cannot guarantee that it will.

•                  We may be subject to additional regulation, such as environmental restrictions, or regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions, which could increase our costs.

•                  Although management expects demand for ethanol to increase, demand is largely driven by federal and state environmental regulations, which are subject to change.

•                  The current price of ethanol is lower than we anticipated that it would be at this time.  Although we expect the price of ethanol to increase, if it does not, our business will likely be adversely affected.

•                  We will be entirely dependent upon ICM, Inc. to manage the day-to-day activities of the plant and upon an ICM-related entity to market the distiller’s dried and wet grains we will produce at the plant.  In addition, we will be entirely dependent upon Ethanol Products, LLC to market the ethanol we will produce.  If any of these entities cease to provide services to us, the plant’s operations will be adversely affected.

We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance, or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Plan of Operation

We are a development stage company planning to build a 30 million gallon ethanol plant in Gove County, Kansas, and to produce ethanol, as well as distiller’s dried grain with solubles (DDGS), and distiller’s wet grain with solubles (DWGS), which are animal feed supplements generated by the ethanol production process.

We plan to use the proceeds from our initial public offering, as well as funds from a lender, to acquire the land and construct the ethanol plant and related facilities.  A portion of the offering and debt financing proceeds will also be used to purchase the initial inventory of corn, milo, chemicals, yeast and denaturant, which are our major raw materials, and to cover our other operating costs until we begin collecting receivables.  We anticipate that a total of $41.1 million of debt and equity financing will be necessary to purchase the real estate, build the plant, make the necessary capital improvements, purchase the machinery, equipment and initial inventory, and cover start-up, financing and offering expenses. We stopped accepting subscriptions in our initial public offering on March 26, 2003.  On March 28, 2003, we obtained written consent from the Kansas Securities Commissioner to break escrow and broke escrow on that day.  Investors have submitted subscriptions for 2,122 Class A capital units and 1,744 Class B capital units, totaling $19,380,000 in equity.  On April 11, 2003 we sent purchasers of Class A and Class B capital units a written call notice notifying them that the balance owing under their promissory notes was to be paid by May 15, 2003.

On March 14, 2003, we accepted the terms of a conditional loan commitment with AgCountry Farm Credit Services to borrow up to $22 million in the form of a non-revolving construction loan until August 1, 2004, at which time the outstanding balance of the loan will be converted into a term loan, maturing on April 1, 2014.  The commitment is conditioned, among other things, on us obtaining equity financing of $19 million for the plant, prior to closing on the loan.  We may convert up to $5 million of the term loan into a revolving term facility, subject to certain conditions and interest rate provisions.  The interest rate on the construction loan will be the 30 day LIBOR plus 4.00% per annum.  After August 1, 2004, we will be able to choose among various interest rate options designated by the lender.  The construction and term loans will be secured by a first and prior lien on our real and personal property and the collateral assignment of our material contracts.  The closing fee to the lender will be $165,000, as well as a participation fee of $165,000.  We will also pay an annual administration fee to the lender of $25,000 and a commitment fee equal to .50% of the unused commitment on the construction loan from the first disbursement until construction is complete.  We received a more complete conditional loan commitment from AgCountry dated May 7, 2003.  We formally accepted the May 7th conditional loan commitment on May 12, 2003.  The May 7th conditional loan commitment requires that we close on our debt financing no later than August 1, 2003, but we anticipate doing so by July 31, 2003.  However, while we anticipate obtaining sufficient debt financing through AgCountry, there is no guarantee that we will be able to do so.

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

ICM has begun the initial site preparation and installation work at our plant site, and has also begun to pour concrete for the footings of the fermentation and process areas of our plant.  We must provide ICM with a formal Notice to Proceed before it begins construction on the plant itself.  Assuming that we are able to close on our debt financing from AgCountry, we will provide ICM with a Notice to Proceed shortly thereafter.  ICM has informed us that once it begins construction, it anticipates that it will take between eight to ten months to complete construction of our plant.

Liquidity and Capital Resources

In August 2001, we received a $100,000 loan from the Agricultural Value Added Center of the Kansas Department of Commerce and Housing for use as funding to pay for professional services and actual costs associated with Securities and Exchange Commission filings.  Under the amended terms of this loan, we agreed to repay the sum of $100,000 no later than May 10, 2003.  We repaid this loan on April 28, 2003.

In February 2002, we entered into a Note and Loan Agreement with Farm Credit of Ness City, FLCA.  We borrowed $120,000 from Farm Credit to finance a portion of the $178,373 purchase price of the 137 acres of land on which our plant site is located.  The note bears interest at 5% annually.  Under the terms of the note, five annual payments of $27,717, including interest, are due to Farm Credit.  The loan is secured by the 137 acres of land.

On August 26, 2002, we established a $100,000 line of credit with the First National Bank of Quinter, Kansas to assist us with our short-term financing needs.  Outstanding balances under the line of credit bear interest at the bank’s prime rate plus 2%, which was 6.25% as of December 31, 2002.  As of March 31, 2003, we had an outstanding balance of $100,000 on our line of credit with the First National Bank of Quinter.  All outstanding balances on the line of credit are due on August 26, 2003.

In January 2003, we received a $290,610 Value-Added Agricultural Product Market Development Grant from the United States Department of Agriculture, Rural Development.  As of the date of this report, we have received a total of $10,346 under this grant.

Assuming we obtain debt financing from AgCountry as anticipated, we expect to have sufficient cash on hand to cover construction costs including, but not limited to, site acquisition and development, installation of utilities, construction, equipment acquisition and interest accrued during construction. In addition, we expect to have enough cash to cover our operating and administrative costs for the first few weeks of operations until we begin collecting payment on our accounts receivable. Such costs include raw materials, staffing, office costs, audit, legal, regulatory compliance and staff training, and to pay expenses related to our proposed debt financing and our initial public offering.  We do not anticipate having to raise additional funds in the next twelve months.

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

The following accounting policies described in the notes to the audited financial statements as of and for the period ended December 31, 2002 may involve a higher degree of estimates, judgments, and complexity:

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

Classification of assets and liabilities

Assets are classified as current or long-term in our financial statements based on our estimates of the time frames related to the conversion of assets to other operating assets or cash or reclassification of the asset to another classification based on the definition of the asset during the operating cycle.  For our current assets, we classify deposits for Class C units in escrow as current assets based on our judgment that these units will be released from escrow within the next 12 months.  At that time, the deposits for Class C units in escrow will become a component of cash equivalents.  The deposits for the Class C units in escrow will be subject to liquidation in accordance with the subscription agreement for the Class C units.

Long-term assets are evaluated for usage during the ensuing 12 month period, and management makes estimates regarding the conversion of the asset to a current asset or to another long-term asset.  Our long-term assets include prepaid engineering costs that will be included in the cost of the completed plant.  Contract deposits are convertible to other long-term assets upon their exercise, based on management’s intentions related to this contract.  In the event management’s assumptions and expectations change related to the intended use or usefulness of the rights and privileges related to this contract, the amount may be forfeited and become an expense for us.

Based on management’s current plan of operation, we believe the classification of these assets is reasonable based on current conditions and circumstances.  However, if the conditions and circumstances related to these assets are not achieved, the impact of these adjustments would have a material effect on the amounts recorded as assets, members’ equity and results of operations.

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

Long-Lived Assets

Depreciation and amortization of our property, plant and equipment will be provided on the straight-lined method by charges to operations at rates based upon the expected useful lives of individual or groups of assets that are placed in service.  Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.  Differences between estimated lives and actual lives may be significant, but management does not expect events that occur during the normal operation of their plant related to estimated useful lives to have a significant effect on results of operations.

Long-lived assets, including property, plant and equipment and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impaired asset is written down to its estimated fair market value based on the best information available.  Considerable management judgment is necessary to estimate future cash flows and may differ from actual cash flows.  Management does not expect an impairment of assets will exist based on their assessment of the risk and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the plant.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Western Plains Energy, L.L.C.’s chief executive officer and chief financial officer, after evaluating the effectiveness of its disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended as of a date (the Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that Western Plains’ disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in Western Plains Energy, L.L.C.’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation Date referred to above.

PART II — OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

None.

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS

As of the date of this report, we have completed our initial public offering of our capital units, registered with the Securities and Exchange Commission in a registration statement on Form SB-2 (Commission File Number 333-74982) which the Commission declared effective on June 10, 2002. The offering commenced on June 11, 2002.

In the offering, we registered the sale of up to 3,967 Class A and Class B capital units of Western Plains Energy, L.L.C. at a price of $5,000 per unit. The aggregate offering amount registered was $19,835,000. As of March 26, 2003, investors had submitted subscriptions for 2,122 Class A capital units and 1,744 Class B capital units, for an aggregate offering price of $19,380,000.  Although we broke escrow on March 28, 2003, we did not receive any funds held in the escrow account until April 10, 2003.

From June 10, 2002, the effective date of the registration statement to March 31, 2003, we incurred no expenses for our account in connection with the issuance and distribution of the capital units registered for underwriting discounts and commissions, finders’ fees, expenses paid to or for underwriters. Other expenses for this period were approximately $192,899 and total expenses for this period were approximately $192,899.  None of these payments were direct or indirect payments to directors, officers, general partners of the issuer or their associates.  Since, as described above, the proceeds of our offering remained in an escrow account until after March 31, 2003, we had not received any net offering proceeds as of March 31, 2003, and, accordingly, as of that date, no proceeds have been used for any purpose as described in Item 701(f) (4) (vii)-(viii) of Regulation S-B.

Although we are required under our Operating Agreement to distribute a minimum amount of net cash from operations to our members, our debt service requirement and restrictive loan covenants may limit our ability to do so.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)        See exhibit index.

(b)        No reports on Form 8-K were filed during the period ending March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN PLAINS ENERGY, L.L.C.

Dated: May 15, 2003	By	/s/ Jeff Torluemke
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

Date: May 15, 2003	/s/ Jeff Torluemke
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

Date: May 15, 2003	/s/ Richard Sterrett
Richard Sterrett
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)