Form 10QSB
period 2003-06-30
WESTERN PLAINS ENERGY LLC
filed 2003-08-14
CIK 1161049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 10, 2003, the registrant had 2,286 Class A capital units, 1,744 Class B capital units and 50 Class capital units outstanding.

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

ITEM 1.                  FINANCIAL STATEMENTS

WESTERN PLAINS ENERGY, L.L.C.

UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2003

WESTERN PLAINS ENERGY, L.L.C.

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

JUNE 30, 2003

ASSETS

CURRENT ASSETS
Cash	$12,228,985
Grant Receivable	38,855
Prepaid expenses	4,662
Total current assets	12,272,502

PROPERTY AND EQUIPMENT
Land	378,903
Construction in progress	9,727,707

OTHER ASSETS
Available-for-sale securities	1,000
Loan origination fees	33,000

TOTAL ASSETS	$22,413,112

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$16,879
Accounts payable - related party	3,750
Accounts payable - construction - related party	4,871,601
Accrued liabilities	9,197
Current maturities of notes payable	22,800
Total current liabilities	4,924,227

NOTE PAYABLE, LESS CURRENT MATURITIES	75,483

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 2,276 issued, 2 subscribed	11,430,000
Class B Capital Units, 1,344 issued, 400 subscribed	8,720,000
Class C Capital Units, 50 issued	250,000
Less: Subscriptions receivable	(1,808,000)
Deficit accumulated during development stage	(1,178,598)
Total members’ equity	17,413,402

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$22,413,112

See Notes to Unaudited Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002	Period from July 10, 2001 (Inception) to June 30, 2003
REVENUE	$—	$—	$—	$—	$—

EXPENSES
Organizational expenses	—	—	—	21,231	63,490
Startup expenses	5,333	148,238	48,858	104,118	547,079
Total expenses	5,333	148,238	48,858	125,349	610,569

Loss from start-up activities	(5,333)	(148,238)	(48,858)	(125,349)	(610,569)

Other income
Interest expense	(1,968)	(9,548)	(1,538)	(2,049)	(16,899)
Interest income	8,609	16,341	—	—	16,341
Other income	4,738	6,593	3,000	3,000	17,884

Total other income	11,379	13,386	1,462	951	17,326

NET INCOME (LOSS)	$6,046	$(134,852)	$(47,396)	$(124,398)	$(593,243)

NET INCOME (LOSS) PER UNIT
BASIC	$2	$(105)	$(571)	$(1,499)
DILUTED	$1

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC	2,466	1,283	83	83
DILUTED	4,080

See Notes to Unaudited Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)

									Additional Paid In Capital	Subscriptions Receivable	Discount on Class D Units	Deficit Accumulated During The Development Stage	Total Amount

	Capital Units
	Class A		Class B		Class C		Class D
	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Balance, July 10, 2001	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Additional paid in capital received	—	—	—	—	—	—	—	—	19,500	—	—	—	19,500

Class C units subscribed	—	—	—	—	50	250,000	—	—	—	(225,000)	—	—	25,000

Class D units issued with 2 for 1 conversion feature	—	—	—	—	—	—	83	415,000	415,000	—	(415,000)	—	415,000

Net Loss	—	—	—	—	—	—	—	—	—	—	—	(153,370)	(153,370)

Balance, December 31, 2001	—	—	—	—	50	250,000	83	415,000	434,500	(225,000)	(415,000)	(153,370)	306,130

Net Loss	—	—	—	—	—	—	—	—	—	—	—	(305,021)	(305,021)

Balance, December 31, 2002	—	—	—	—	50	250,000	83	415,000	434,500	(225,000)	(415,000)	(458,391)	1,109

Beneficial conversion option	166	830,000	—	—	—	—	(83)	(415,000)	(415,000)	—	415,000	(415,000)	—

Units subscribed	2,122	10,610,000	1,744	8,720,000	—	—	—	—	—	(17,212,000)	—	—	2,118,000

Subscriptions forfeited	(2)	(10,000)	—	—	—	—	—	—	1,000	9,000	—	—	—

Offering costs	—	—	—	—	—	—	—	—	(20,500)	—	—	(170,355)	(190,855)

Subscriptions Paid	—	—	—	—	—		—	—	—	15,620,000	—	—	15,620,000

Net Loss	—	—	—	—	—	—	—	—	—	—	—	(134,852)	(134,852)

Balance, June 30, 2003	2,286	$11,430,000	1,744	$8,720,000	50	$250,000	—	$—	$—	$(1,808,000)	$—	$(1,178,598)	$17,413,402

See Notes to Unaudited Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Period from June 10, 2001 (Inception) to June 30, 2003

OPERATING ACTIVITIES
Deficit accumulated during development stage	$(134,852)	$(124,398)	$(593,243)
Changes in assets and liabilities:
Grant receivable	(38,855)	—	(38,855)
Prepaid expenses	11,332	61,292	(4,662)
Accounts payable and accrued liabilities	(170,393)	98,657	29,826

NET CASH USED FOR OPERATING ACTIVITIES	(332,768)	35,551	(606,934)

INVESTING ACTIVITIES
Purchase of property and payments on construction in progress	(4,988,635)	(167,928)	(5,235,009)

NET CASH USED FOR INVESTING ACTIVITIES	(4,988,635)	(167,928)	(5,235,009)

FINANCING ACTIVITIES
Borrowings on line of credit and advances payable	250,000	—	350,000
Payments on line of credit and advances payable	(350,000)	—	(350,000)
Payments on notes payable	(121,717)	—	(121,717)
Proceeds from notes payable	—	119,000	219,000
Loan fees paid	(33,000)	—	(33,000)
Capital unit subscriptions	17,763,000	—	18,178,000
Offering costs (paid) reimbursed	24,450	(119,065)	(190,855)
Additional paid in capital received	—	—	19,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,532,733	(65)	18,070,928

NET INCREASE (DECREASE) IN CASH	12,211,330	(132,442)	12,228,985

CASH - BEGINNING OF PERIOD	17,655	243,031	—

CASH - END OF PERIOD	$12,228,985	$110,589	$12,228,985

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Subscriptions receivable issued	$17,212,000	$—	$—

Prepaid offering costs transferred to Members’ Equity	$215,305	$—	$—

Transfer of land option to land	$6,000	$—	$—

Engineering costs incurred	$—	$13,800	$—

Securities received in conjunction with proceeds from bank note payable	$—	$1,000	$1,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$12,536	$—	$15,271

See Notes to Unaudited Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -                          NATURE OF OPERATIONS

Principal Business Activity

Western Plains Energy, L.L.C. (a Kansas Limited Liability Company with its principal place of business to be located in Gove County, Kansas) was organized to obtain equity and debt financing to construct, own and operate a 30 million gallon ethanol plant. Western Plains Energy, L.L.C. (the Company) was organized on July 10, 2001.  Prior to July 10, 2001, costs related to a feasibility study and other organizational activities occurred.  The Company has assumed the expenses and other agreements related to these activities and has reflected the effects of these transactions in the accompanying financial statements.

As of June 30, 2003, the Company is in the development stage with its current efforts being principally devoted to financing and construction activities.  The Company received subscriptions for $19,380,000 from its initial public offering, which was terminated as of March 26, 2003 and escrow was broken on March 28, 2003.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2002.

Offering Costs

Costs incurred related to the initial public offering of Class A and Class B capital units were recorded as prepaid offering costs until the subscriptions for Class A and Class B capital units related to the offering have been accepted by the Company.  Prepaid offering costs were charged to members’ equity upon completion of the Company’s offering.  Offering costs include direct costs related to the offering, such as legal fees, registration costs and other direct costs associated with the offering. During the three months ended June 30, 2003, the Company reached an agreement with certain professional advisors to reduce their fees related to offering costs.  Such reduction has been recorded as a reimbursement of offering costs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period.  Actual results could differ from those estimates.

Grants

Amounts received as grants are recorded as a reduction of these expenses or cost for which the grant was provided.

Earnings per Capital Unit

For purposes of calculating basic earnings per capital unit, capital units issued by the Company are considered outstanding on the effective date of issuance.  For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued by the Company are included in the computation of outstanding capital units.  As of June 30, 2003, there were 2 Class A Capital Units and 400 Class B Capital Units subscribed for but have not been issued.  Capital units that have been subscribed for but have not been issued have not been included in the computation of diluted earnings per capital unit for the six months ended June 30, 2003 and the periods ended June 30, 2002 because the inclusion of these units would have an antidilutive effect on the computation of earnings per capital unit.

The following is a reconciliation of basic and diluted earnings per unit for the three months ended June 30, 2003.

		Weighted
		Average
	Net Earnings	Equity Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Earnings per share	$6,046	2,466	$2

Effect of dilutive securities
Stock subscribed but not issued	—	1,614

Diluted earnings per share	$6,046	$4,080	$1

(continued on next page)

Loan Origination Fees

The Company amortizes loan origination fees over the life of the related debt. Amortization of loan fees will begin when the Company receives advances on the related debt.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

The Financial Accounting Standards Board (FASB) has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Statement establishes standards for how an issuer classifies and measures certain financial instruments.

Management does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

NOTE 3 -         PROPERTY AND EQUIPMENT

During February 2003, the Company exercised its options to purchase land for the plant site.

Construction in progress includes the following as of June 30, 2003:

Construction and engineering costs	$9,520,000
Insurance and other capitalizable costs	207,707
Construction period interest	—
$9,727,707

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

Class A and Class B capital units were offered for sale in the public offering.  2,122 Class A capital units and 1,744 Class B capital units were subscribed for at a price of $5,000 per unit, pursuant to a registration statement filed with the Securities and Exchange Commission.

For Class A and Class B capital units, 10% of the offering price was due upon subscription, with the remaining amount executed as a promissory note due subject to call of the Board of Managers.  The Board of Managers called the remaining amount of the subscriptions receivable, with a due date of May 15, 2003.

(continued on next page)

For Class C capital units subscribed in a private placement prior to the public offering, 10% of the offering price was due upon subscription with the remaining amount executed as a promissory note due subject to the call of the Board of Managers.  The Company received a subscription for 50 Class C units, totaling $250,000, from Ethanol Products, LLC.  In accordance with the subscription agreement, a nonrefundable $25,000 was received by the Company and deposited into an escrow account.  During the six months ended June 30, 2003, the remaining $225,000 of the subscription was collected and the amount held in escrow was released to the Company.

Upon default on certain obligations of members related to capital units, the Company has the right to redeem the member’s interest at 10% of the price at which the capital units were originally offered for sale by the Company.  If an investor defaults on the payment of the purchase price pursuant to a promissory note referenced above, the Company will have the right to retain all amounts paid by the investor as liquidated damages.  During the period ended June 30, 2003, one investor forfeited $1,000 related to 2 units as the investor did not pay the remaining amount due on the subscription agreement.

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

NOTE 5 -         FINANCING ARRANGEMENTS

On August 26, 2002, the Company established a $100,000 revolving line of credit with the First National Bank of Quinter, Kansas.  The outstanding balance was bearing interest at the bank’s prime rate plus 2%, with interest due on a quarterly basis.  During the 6 months ended June 30, 2003, the balance of the line of credit was repaid.

Notes Payable

The Company had a loan of $100,000 from the Kansas Department of Commerce and Housing.  The loan was non-interest bearing through the later of 7 days following the release from escrow of proceeds of the offering to the Company or September 1, 2003.  The Company repaid the balance of this loan on April 28, 2003.

During February 2002, the Company entered into a 5% note payable with Farm Credit Services for $120,000.  The note is due in annual installments of $27,717, including interest, with the final installment due on March 1, 2007, and is secured by land.  As a portion of the proceeds from the note, the Company received 200 shares of Farm Credit Services stock at a cost of $1,000.

(continued on next page)

Long-term note maturities are as follows:

Years Ending June 30,	Amount
2004	$22,800
2005	23,942
2006	25,139
2007	26,402
98,283
Less current maturities	(22,800)

$75,483

Advance payable

During January 2003, the Company received an advance of $250,000 from ICM, Inc.  The advance was due on demand, with interest at 6% and was secured by property. The advance was repaid on April 11, 2003.

NOTE 6 -         COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Board of Managers has entered into various agreements regarding the formation, operation and management of the Company.  The following are items of significance that have been updated through June 30, 2003.

Grant Agreement

During January 2003, the Company received a value-added agricultural product market development grant from the United States Department of Agriculture, Rural Development.  The grant can be used for certain organizational and start-up costs related to the formation of the Company.  The grant provides matching funds not to exceed $290,610 for expenses as specified in the agreement.  The Company qualified for reimbursement of approximately $49,000 of costs for the three months and six months ended June 30, 2003, of which approximately $45,500 has been recorded as a reduction of startup costs and approximately $3,500 has been recorded as a reduction of engineering costs capitalized.

Construction Contract

During April 2002, the Company entered into an agreement with ICM for the construction of the dry mill ethanol plant at a cost of approximately $35,500,000 subject to the terms of the agreement.  As of June 30, 2003, the remaining commitment on the construction contract was approximately $27,600,000.

During the six months ended June 30, 2003, an owner of ICM entered into a subscription agreement for capital units of the Company.

Related Party Rent

During April 2003, the Board of Managers approved payment of office rent of $1,000 per month to a Company related to a member of the Board of Managers.  The agreement continues until such time as the Company’s new office is constructed.

(continued on next page)

NOTE 7 -         SUBSEQUENT EVENTS

Construction and permanent financing commitment

During July 2003, the Company entered into a credit agreement with Ag Country Farm Credit Services, FLCA that established a $22,000,000 multiple-advance, non-revolving construction note for construction of the ethanol plant. The construction note has an expiration date of August 1, 2004, with the amount outstanding converted into a permanent term loan to be amortized over a 10 year period.  Up to $5,000,000 of this note may be converted to a revolving term facility to reduce interest costs and to aid cash management.  During construction, interest-only payments equal to LIBOR plus 4% will be due monthly.  Upon completion of construction, the term loan will be repaid in 40 quarterly principal payments plus accrued interest based on the applicable interest rate.  The revolving term facility will have annual step-downs equal to 10% of the note’s original commitment.  The terms also require additional payment of principal equal to 40% of annual free cash flow as defined by the agreement, not to exceed $2,000,000 annually. The note will be subject to certain restrictive covenants, and requires payment of origination and participation fees totaling $330,000 and an annual administrative fee of $25,000.

During July 2003, the Company repaid its note payable to Farm Credit Services.

During July 2003, the Board of Managers amended the Company’s operating agreement.  The amendment includes, among other things, provisions whereby a bankrupt member’s interest may be redeemed at 90% of the fair market value of the units at the option of the Company.

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

Plan of Operation

We are a development stage company that is building a 30 million gallon ethanol plant in Gove County, Kansas.  We intend to produce ethanol, as well as distiller’s dried grain with solubles (DDGS), and distiller’s wet grain with solubles (DWGS), which are animal feed supplements generated by the ethanol production process.

We began the construction of our plant on April 1, 2003 and believe that our plant will be completed by January 1, 2004.  We intend to begin operations as soon as possible thereafter.  We plan to use the proceeds from our initial public offering, as well as funds secured through our construction loan described below, to continue the construction of and begin the operation of our ethanol plant and related facilities.  A portion of the offering and debt financing proceeds will also be used to purchase the initial inventory of corn, milo, chemicals, yeast and denaturant, which are our major raw materials, and to cover our other operating costs until we begin collecting receivables.  We anticipate that a total of $41.1 million of debt and equity financing will be necessary to purchase the real estate, build the plant, make the necessary capital improvements, purchase the machinery, equipment and initial inventory, and cover start-up, financing and offering expenses.

We stopped accepting subscriptions in our initial public offering on March 26, 2003.  On March 28, 2003, we obtained written consent from the Kansas Securities Commissioner to break escrow and broke escrow on that day.  Investors submitted subscriptions for 2,122 Class A capital units and 1,744 Class B capital units, totaling $19,380,000 in equity.  On April 11, 2003 we sent purchasers of Class A and Class B capital units a written call notice notifying them that the balance owing under their promissory notes was to be paid by May 15, 2003.  We have received all of the proceeds for our initial public offering except $9,000 from one subscriber, who informed us that he does not intend to pay the remainder of his subscription purchase price.  Therefore, in accordance with the terms of our Operating Agreement, we will cancel his subscription and he will forfeit the amount previously paid to us.

Construction Loan Facility

On July 29, 2003, we entered into a Credit Agreement with AgCountry Farm Credit Services, FLCA.  We established a $22,000,000 multiple advance construction loan facility under the Credit Agreement, which will be converted to a term loan when construction of our ethanol plant is completed, assuming the satisfaction of certain conditions.  At our election, the term loan may be partially converted into a revolving credit facility.

Construction Loan

Under the terms of the Credit Agreement, AgCountry will loan us up to the lesser of 55% of the costs of constructing our ethanol plant or $22,000,000.  During the construction period, we will pay AgCountry monthly interest only payments based on the average daily balance of the construction loan during the related monthly period at an annual floating interest rate equal to LIBOR plus 4.00%.

Term Loan

Within sixty days of completion of construction of our ethanol plant and upon our delivery of certain documents to AgCountry, the construction loan will convert to a term loan.  We will be required to repay the term loan in 40 quarterly payments equal to one-fortieth of the original principal amount of the term loan plus accrued interest.  We will select the interest rate for the term loan from the rate options contemplated by the Credit Agreement, which generally are LIBOR plus 4.00% with varying periods of fixed and variable rates.

Revolving Loan

After the construction loan has been converted to a term loan and until April 1, 2014, we may elect to convert between $1,000,000 and $5,000,000 of the principal amount of the term loan into a revolving loan.  Interest on the revolving loan will be payable monthly.  Interest on the average daily balance of the revolving loan will accrue at an annual floating interest rate equal to LIBOR plus 4.00%.  We must pay at least 10% of the principal amount converted to a revolving loan by each anniversary of the construction completion date for our ethanol plant.  Each annual payment will permanently reduce the amount we may borrow under the revolving credit facility.

Loan Maturities

The term loan and revolving loan mature and are due and payable in full on April 1, 2014.

Additional Payments

In addition to the other payments due to AgCountry under the Credit Agreement, we must pay AgCountry 25% of our free cash flow (as that term is defined in the Credit Agreement) each quarter, not to exceed $2,000,000 in each fiscal year.  Any additional payments will be credited first against amounts outstanding under the construction or term loan, whichever is in effect, and then against the revolving loan if the construction or term loan is paid in full.

Prepayments

We may prepay any of our borrowings under the Credit Agreement at any time and from time to time.  The amount of any prepayment must be at least $100,000.

If we sell equity or debt securities, we must apply the net proceeds from the sale of the securities toward prepayment of our borrowings under the Credit Agreement, unless the net proceeds are invested in assets that constitute plant or equipment and the assets become collateral subject to the AgCountry’s first priority security interest.

Collateral and Remedies

Our repayment obligations to AgCountry under the Credit Agreement are secured by all of our tangible and intangible real and personal property.  Upon the occurrence of an event of default (as that term is defined under the Credit Agreement), AgCountry may choose from a number of remedies, including terminating the loans and declaring all amounts outstanding under the loans immediately due and payable.  If an event of default occurs before construction of the ethanol plant is completed, AgCountry may, among other things, choose to continue to construct the ethanol plant at our expense.

Covenants

As part of the Credit Agreement, we agreed to certain affirmative, negative and financial covenants, including, but not limited to, the following:

•                  We must provide AgCountry with audited annual and unaudited quarterly financial statements, annual budgetary and business plan information, notice of changes in construction costs in excess of $1,000,000, a revised construction schedule under certain conditions, and a notice of the occurrence of an event of default and other material events.

•                  We must permit AgCountry representatives to visit and inspect our properties, conduct audits of the collateral, examine our books and records, and review documents related to construction of our ethanol plant.

•                  With certain exceptions, we may not incur any additional indebtedness, allow our real and personal properties to be used as collateral for any other obligations, or make any other investments of any kind.

•                  We may not make distributions to our members except for such distributions payable in our membership interests or distributions that do not exceed 40% of the excess of our net income over amounts payable to AgCountry under the Credit Agreement.

Under the Credit Agreement, we must maintain certain financial ratios, beginning at various times, including a fixed charge coverage ratio, leverage ratio, and current ratio and we must meet minimum net worth requirements.  We also may not, after completion of construction of the ethanol plant, make any capital expenditures in excess of $400,000 during any fiscal year without AgCountry’s prior written approval.

Agreements with ICM

We have entered into a design/build agreement with ICM to design and build our ethanol plant. We also plan to pay ICM to hire, employ, train, and assist our plant manager for a two-year period beginning at least six months before our plant begins operating. We will be responsible for hiring and supervising all of our staff with respect to the direct operations of the ethanol plant, including receiving, production and shipping.

We have also entered into an agreement with ICM’s affiliate, ICM Marketing, Inc., to sell the DDGS and DWGS we produce. Ethanol Products, LLC will handle the marketing and sales of ethanol. We do not intend to hire a sales staff to market any of our products. ICM Marketing and Ethanol Products will be paid commissions under our marketing contracts with them to market and sell our products.

Liquidity and Capital Resources

In February 2002, we entered into a Note and Loan Agreement with Farm Credit of Ness City, FLCA.  We borrowed $120,000 from Farm Credit to finance a portion of the $178,373 purchase price of the 137 acres of land on which our plant site is being constructed.  We repaid this note, plus accrued interest on July 22, 2003.

On August 26, 2002, we established a $100,000 line of credit with the First National Bank of Quinter, Kansas to assist us with our short-term financing needs.  All outstanding balances on the line of credit were paid, and the line of credit was terminated, on April 11, 2003.

In January 2003, we received a $290,610 Value-Added Agricultural Product Market Development Grant from the United States Department of Agriculture, Rural Development.  As of June 30, 2003, we had received a total of $10,346 under this grant. As of the date of this report, we have receive a total of $44,836 under this grant.

On July 29, 2003, we entered into a Credit Agreement with AgCountry Farm Credit Services, FLCA, pursuant to which we obtained a $22,000,000 construction loan facility.  The terms of the Credit Agreement are described above.

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

Item 3.                                                           DISCLOSURE CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to Western Plains Energy, L.L.C. required to be included in our periodic filings under the Exchange Act.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the offering, we registered the sale of up to 3,967 Class A and Class B capital units of Western Plains Energy, L.L.C. at a price of $5,000 per unit. The aggregate offering amount registered was $19,835,000. As of March 26, 2003, investors had submitted subscriptions for 2,122 Class A capital units and 1,744 Class B capital units, for an aggregate offering price of $19,380,000.  Although we broke escrow on March 28, 2003, we did not receive any funds held in the escrow account until April 10, 2003. On April 11, 2003 we sent purchasers of Class A and Class B capital units a written call notice notifying them that the balance owing under their promissory notes was to be paid by May 15, 2003.  We have received all of the proceeds for our initial public offering except $9,000 from one subscriber.  Therefore, in accordance with the terms of our Operating Agreement, we will cancel his subscription and he will forfeit the amount previously paid to us.

From June 10, 2002, the effective date of the registration statement to June 30, 2003, we incurred no expenses for our account in connection with the issuance and distribution of the capital units registered for underwriting discounts and commissions, finders’ fees, expenses paid to or for underwriters. Other expenses for this period were approximately $162,105 and total expenses for this period were approximately $162,105.  As of June 30, 2003, we had received net offering proceeds in the amount of $17,350,895.

Through June 30, 2003, we used the proceeds from our offering as follows:

Use of Proceeds	Dollars ($)
Construction of plant, building and facilities	$4,792,000
Purchase and installation of machinery and equipment	(1)
Purchase(s) of real estate	7,500
Acquisitions of other business(es)	0
Repayment of Indebtedness	450,000
Working capital	234,000
Temporary Investments	0

(1)                                  The amount for construction of plant, building and facilities to some extent includes the purchase and installation of machinery and equipment, as these amounts are not separable under the construction contract for our ethanol plant.

None of the payments reflected in the above table were made directly or indirectly to our managers or officers or their associates, nor were any such payments made to persons owning 10% or more of any class of our equity securities or our affiliates, except:

•                  We paid $2,000 to each of our managers as repayment of amounts advanced by them in connection with our organizational activities.

•                  We pay $1,000 per month for rent, plus equipment usage charges, to a SCI Sales, a company owned by Dick Sterrett, who is our Chief Financial Officer and one of our managers.

•                  We pay $150 to each managers for each board of managers meeting attended.

Although we are required under our Operating Agreement to distribute a minimum amount of net cash from operations to our members, our debt service requirement and restrictive loan covenants, including those contained in our construction loan facility, may limit our ability to do so.

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

None.

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                         See exhibit index.

(b)                        On April 15, 2003, the registrant filed a Form 8-K, the principal purpose of which was to attach a copy of its April 2003 Newsletter.  The newsletter contained information updating the registrant’s members on various matters related to the construction of the registrant’s ethanol plant and other company matters.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN PLAINS ENERGY, L.L.C.

Dated: August 14, 2003	By	/s/ Jeff Torluemke
Jeff Torluemke
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

3	Third Amended and Restated Operating Agreement of Western Plains Energy, L.L.C.
10.1	Credit Agreement, dated July 29, 2003, between Western Plains Energy, LLC and AgCountry Farm Credit Services, FLCA.
10.2	Construction and Term Loan Note, dated July 29, 2003 in favor of AgCountry Farm Credit Services, FLCA.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act