Form 10QSB
period 2003-09-30
WESTERN PLAINS ENERGY LLC
filed 2003-11-14
CIK 1161049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

COMMISSION FILE NO. 333-74982

WESTERN PLAINS ENERGY, L.L.C.
(Exact name of small business issuer as specified in its charter)

Kansas	48-1247506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 288, Oakley, Kansas 67748
(Address of principal executive offices)

(785) 754-2119
(Issuer’s telephone number)

414 Main Street, P.O. Box 340, Quinter, Kansas 67752
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2003, the registrant had 2,286 Class A capital units, 1,744 Class B capital units and 50 Class C capital units outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

WESTERN PLAINS ENERGY, L.L.C.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2003
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$1,515,001
Grant Receivable	65,157
Prepaid expenses	4,662
Total current assets	1,584,820

PROPERTY AND EQUIPMENT
Land	378,903
Construction in progress	21,525,780
21,904,683

OTHER ASSETS
Available-for-sale securities	1,000
Loan origination fees	362,107
363,107

TOTAL ASSETS	$23,852,610

LIABILITIES AND MEMBERS EQUITY

CURRENT LIABILITIES
Accounts payable	$73,707
Accounts payable – related party	5,193
Accounts payable – construction – related party	4,651,541
Accrued liabilities	14,179
Total current liabilities	4,744,620

COMMITMENTS AND CONTINGENCIES

MEMBERS EQUITY
Class A Capital Units, 2,286 issued	11,089,350
Class B Capital Units, 1,744 issued	8,461,685
Class C Capital Units, 50 issued	250,000
Deficit accumulated during development stage	(693,045)
Total members equity	19,107,990

TOTAL LIABILITIES AND MEMBERS EQUITY	$23,852,610

Please refer to accompanying Notes to Financial Statements.

WESTERN PLAINS ENERGY, L.L.C.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003,
AND THE PERIOD FROM JULY 10, 2001 (INCEPTION) TO SEPTEMBER 30, 2003
(UNAUDITED)

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002	Inception to September 30, 2003

REVENUE	$—	$—	$—	$—	$—

EXPENSES
Organizational expenses	2,750	4,070	—	21,231	67,560
Startup expenses	123,374	270,292	85,925	190,042	669,133
Total expenses	126,124	274,362	85,925	211,274	736,693

Loss from start-up activities	(126,124)	(274,362)	(85,925)	(211,274)	(736,693)

Other income
Interest expense	(1,435)	(10,983)	(1,783)	(3,832)	(18,334)
Interest income	23,020	39,361	—	—	39,361
Other income	4,737	11,330	5,815	8,815	22,621

Total other income	26,322	39,708	4,032	4,983	43,648

NET (LOSS)	$(99,802)	$(234,654)	$(81,893)	$(206,291)	$(693,045)

NET (LOSS) PER UNIT BASIC and DILUTED	$(35.82)	$(131.90)	$(986.66)	$(2,485.43)

WEIGHTED AVERAGE UNITS OUTSTANDING BASIC and DILUTED	2,786	1,779	83	83

Please refer to accompanying Notes to Financial Statements.

WESTERN PLAINS ENERGY, L.L.C.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003,
AND THE PERIOD FROM JULY 10, 2001 (INCEPTION) TO SEPTEMBER 30, 2003
(UNAUDITED)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Inception to September 30, 2003

OPERATING ACTIVITIES
NET CASH (USED IN) OPERATING ACTIVITIES	$(426,812)	$(72,853)	$(669,785)

INVESTING ACTIVITIES
Purchase of property	(190,138)	(164,928)	(378,903)
Payments on construction in progress	(16,874,239)	—	(16,874,239)
NET CASH (USED IN) INVESTING ACTIVITIES	(17,064,377)	(164,928)	(17,253,142)

FINANCING ACTIVITIES
Purchase of available for sale securities	—	—	(1,000)
Payment of loan orgination fees	(362,107)	—	(362,107)
Net proceeds from line of credit	250,000	45,000	350,000
Payment on line of credit	(350,000)	—	(350,000)
Proceeds from notes payable	—	119,000	220,000
Payment of notes payable	(220,000)	—	(220,000)
Net proceeds (offering costs paid) from sale of capital units	19,670,642	(153,459)	19,801,035
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,988,535	10,541	19,437,928

NET INCREASE (DECREASE) IN CASH	1,497,346	(227,240)	1,515,001

CASH – BEGINNING OF PERIOD	17,655	243,031	—

CASH – END OF PERIOD	$1,515,001	$15,791	$1,515,001

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$13,971	$—	$18,334

Please refer to accompanying Notes to Financial Statements.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE 1          BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain adjustments have been made in the financial statements for September 30, 2002 to conform to accounting and financial statement presentation for the period ended September 30, 2003.  The changes had no effect on net (loss) for the three or nine month periods ended September 30, 2002.

NOTE 2         EARNINGS PER CAPITAL UNIT

The Company calculates net income (loss) per capital unit as required by Statement of Financial Accounting Standards 128, “Earnings per Share.” Basic earnings (loss) per capital unit is calculated by dividing net income (loss) by the weighted average number of capital units outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of capital units and dilutive capital unit equivalents outstanding. During the periods presented capital unit equivalents were not considered, as their effect would be anti-dilutive.

NOTE 3          MEMBERS’ EQUITY

During the period ended September 30, 2003, 10 Class A capital units and 400 Class B capital units were issued relating to subscriptions previously received.

NOTE 4          FINANCING ARRANGEMENTS

Construction and permanent financing commitment

During July 2003, the Company entered into a credit agreement with Ag Country Farm Credit Services, FLCA (AgCountry) that established a $22,000,000 multiple-advance, non-revolving construction note for construction of the ethanol plant. The construction note has an expiration date of August 1, 2004, with the amount outstanding converted into a permanent term loan to be amortized over a 10 year period.  Up to $5,000,000 of this note may be converted to a revolving term facility to reduce interest costs and to aid cash management.  During construction, interest-only payments equal to LIBOR plus 4% will be due monthly.  Upon completion of construction, the term loan will be repaid in 40 quarterly principal payments plus accrued interest based on the applicable interest rate.  The revolving term facility will have annual step-downs equal to 10% of the note’s original commitment.  The terms also require additional payment of principal equal to 40% of annual free cash flow as defined by the credit agreement, not to exceed $2,000,000 annually. The note will be subject to certain restrictive covenants, and requires payment of origination and participation fees totaling $330,000 and an annual administrative fee of $25,000.  To date no advances have been made under the Credit Agreement.

During July 2003, the Company repaid its note payable to Farm Credit Services.

NOTE 5          COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company has entered into various agreements regarding the formation, operation and management of the Company.

Grant Agreement

During January 2003, the Company received a value-added agricultural product market development grant from the United States Department of Agriculture, Rural Development.  The grant can be used for certain organizational and start-up costs related to the formation of the Company.  The grant provides matching funds not to exceed $290,610 for expenses as specified in the agreement.  The Company qualified for reimbursement of approximately $109,000 of costs during the period ended September 30, 2003.

Construction Contract

During April 2002, the Company entered into an agreement with ICM for the construction of the dry mill ethanol plant at a cost of approximately $35,500,000, subject to the terms of the agreement.  As of September 30, 2003, the remaining commitment on the construction contract was approximately $13,740,000.

Related Party Rent

During April 2003, the Board of Managers approved payment of office rent of $1,000 per month to a company owned by a member of the Board of Managers.  The agreement continues until such time as the Company’s new office is constructed.

Operating Agreement

During July 2003, the Board of Managers amended the Company’s Operating Agreement.  The amendment includes, among other things, provisions whereby a bankrupt member’s interest may be redeemed at 90% of the fair market value of the units at the option of the Company.

NOTE 6       SUBSEQUENT EVENT

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings on the plant site.  As part of the financing, title to the plant site has been transferred to Gove County, as security for the repayment of the bonds, and the Company is leasing back the site in an amount that is equal to the amount of interest to be paid on the Gove County bonds.  AgCountry consented to this transaction, and the bonds have been pledged to AgCountry as security for any obligations under the AgCountry Credit Agreement.  As part of the financing, the Company paid the bond underwriter, W.R. Taylor, $160,000 and agreed to pay an additional $40,000 only if the bonds are converted to a variable rate and remarketed by W.R. Taylor.  The bonds were initially issued in the principal amount of $15,256,282, which is the amount of the Company’s expenditures on the plant as of August 31, 2003.  As additional costs are incurred, additional project costs certifications will be provided to the Trustee for the issuance of up to the maximum principal amount of the bonds of $32,000,000.

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

•     Although we expect the price of ethanol to increase, if it does not, our business will likely be adversely affected.

•     Although we have hired a general manager for our ethanol plant, we will be dependent upon ICM, Inc. to manage the production of the plant and upon an ICM-related entity to market the distiller’s dried and wet grains we will produce at the plant.  In addition, we will be entirely dependent upon Ethanol Products, LLC to market the ethanol we will produce.  If any of these entities cease to provide services to us, the plant’s operations will be adversely affected.

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

We began the construction of our plant on April 1, 2003 and anticipate that construction of our plant will be completed by mid-January 2004.  We intend to begin operations as soon as possible thereafter.  We are using the proceeds from our initial public offering, as well as funds secured through our construction loan described below, to continue the construction of and begin the operation of our ethanol plant and related facilities.  A portion of the offering and debt financing proceeds will also be used to purchase the initial inventory of corn, milo, chemicals, yeast and denaturant, which are our major raw materials, and to cover our other operating costs until we begin collecting receivables.  We anticipate that a total of $41.1 million of debt and equity financing will be necessary to purchase the real estate, build the plant, make the necessary capital improvements, purchase the machinery, equipment and initial inventory, and cover start-up, financing and offering expenses.  As of September 30, 2003, we had incurred approximately $21.5 million in construction costs and an additional $378,903 for real estate costs.

We have entered into a design/build agreement with ICM to design and build our ethanol plant. We also plan to pay ICM to hire, employ, train, and assist our plant manager for a two-year period beginning upon the hiring of the individual.  We hired Mr. Michael Erhart as our general manager effective September 3, 2003.  Mr. Erhart will supervise the plant manager to be hired by ICM, as well as our other staff and will oversee all plant operations.  We will be responsible for hiring and supervising all of our other staff with respect to the direct operations of the ethanol plant, including receiving, production and shipping.

We have also entered into an agreement with an ICM affiliate, ICM Marketing, Inc., to sell the DDGS and DWGS we produce. Ethanol Products, LLC will handle the marketing and sales of ethanol. We do not intend to hire a sales staff to market any of our products. ICM Marketing and Ethanol Products will be paid commissions under our marketing contracts with them to market and sell our products.

On September 10, 2003, we entered into an agreement with Midwest Energy, Inc. pursuant to which Midwest Energy has agreed to distribute natural gas from its pipeline to the ethanol plant.  This agreement is for an initial term through December 31, 2013, with one year automatic renewal periods thereafter.  To access sufficient supplies of natural gas to operate the plant, a distribution pipeline has been installed and paid for by Midwest Energy.

On October 30, 2003, we entered into an Electric Service Agreement with Midwest Energy to provide all of the electric power and energy requirements for the ethanol plant for an initial term through December 31, 2013, with one year automatic renewal periods thereafter.

Liquidity and Capital Resources

In February 2002, we entered into a Note and Loan Agreement with Farm Credit of Ness City, FLCA.  We borrowed $120,000 from Farm Credit to finance a portion of the $178,373 purchase price of the 137 acres of land on which our plant site is being constructed.  We repaid this note, plus accrued interest, on July 22, 2003.

In January 2003, we received a $290,610 Value-Added Agricultural Product Market Development Grant from the United States Department of Agriculture, Rural Development.  As of September 30, 2003, we had received a total of $43,843 under this grant and had submitted requests for reimbursement of an additional $65,157, which we subsequently received.

We stopped accepting subscriptions in our initial public offering on March 26, 2003.  On March 28, 2003, we obtained written consent from the Kansas Securities Commissioner to break escrow and broke escrow on that day.  Investors submitted subscriptions for 2,132 Class A capital units and 1,744 Class B capital units, totaling $19,380,000 in equity.  On April 11, 2003 we sent purchasers of Class A and Class B capital units a written call notice notifying them that the balance owing under their promissory notes was to be paid by May 15, 2003.  We received all of the proceeds for our initial public offering except $9,000 from one subscriber, who informed us that he did not intend to pay the remainder of his subscription purchase price.  Therefore, in accordance with the terms of our initial public offering, his capital units were cancelled and he forfeited the partial purchase price payment of $1,000 previously paid to us.  During the period ended September 30, 2003, we issued ten Class A capital units and 400 Class B capital units for subscription agreements that had been previously received.

On July 29, 2003, we entered into a Credit Agreement with AgCountry Farm Credit Services, FLCA, pursuant to which AgCounty will loan us up to the lesser of 55% of the costs of constructing our ethanol plant or $22,000,000.  When construction of our ethanol plant is completed, assuming the satisfaction of certain conditions, AgCounty will convert the construction loan to a term loan, payable by us in 40 level amortized quarterly payments of principal and interest.  The interest rate will be selected by us from the rate options contemplated by the Credit Agreement.

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

Our repayment obligations to AgCountry under the Credit Agreement were initially secured by all of our tangible and intangible real and personal property, but following the closing of our industrial revenue bond financing on October 3, 2003, as described below, our repayment obligations are now secured by Gove County, Kansas industrial revenue bonds.  Upon the occurrence of an event of default (as that term is defined under the Credit Agreement), AgCountry may choose from a number of remedies, including terminating the loans and declaring all amounts outstanding under the loans immediately due and payable.  If an event of default occurs before construction of the ethanol plant is completed, AgCountry may, among other things, choose to continue to construct the ethanol plant at our expense.

As part of the Credit Agreement, we agreed to certain affirmative, negative and financial covenants.  Under the Credit Agreement, we must also maintain certain financial ratios, beginning at various times, including a fixed charge coverage ratio, leverage ratio, and current ratio and we must meet minimum net worth requirements.  We also may not, after completion of construction of the ethanol plant, make any capital expenditures in excess of $400,000 during any fiscal year without AgCountry’s prior written approval.

As of September 30, 2003, we had not yet borrowed any money on our construction loan facility with AgCountry.

On October 3, 2003, we completed a taxable industrial revenue bond financing with Gove County, Kansas that will provide us sales and property tax savings on our plant site.  As part of the financing, title to our plant site has been transferred to Gove County, as security for the repayment of the bonds, and we are leasing back the site in an amount that is equal to the amount of interest to be paid on the Gove County bonds.  AgCountry consented to this transaction, and the bonds have been pledged to AgCountry as security for any obligations under the AgCountry Credit Agreement.  As part of the financing, we paid the bond underwriter, W.R. Taylor, $160,000 and agreed to pay an additional $40,000 only if the bonds are converted to a variable rate and remarketed by W.R. Taylor.  Bonds were initially issued in the principal amount of $15,256,282, which is the amount of our expenditures on the plant as of August 31, 2003.  As additional costs are incurred, additional project costs certifications will be provided to the Trustee for the issuance of up to the maximum principal amount of the bonds of $32,000,000.

We expect to have sufficient cash on hand to cover construction costs including, but not limited to, site acquisition and development, installation of utilities, construction, equipment acquisition and interest accrued during construction. In addition, we expect to have enough cash to cover our operating and administrative costs for the first few weeks of operations until we begin collecting payment on our accounts receivable. Such costs include raw materials, staffing, office costs, audit, legal, regulatory compliance and staff training, and to pay expenses related to our debt financing and our initial public offering.  We do not anticipate having to raise additional funds in the next twelve months.

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

Financing costs are capitalized and amortized based on the expected terms of the related debt. If the final terms of the debt are not as previously expected, amortization of the amounts may be different than previously anticipated. However, management does not expect that changes in the terms of the debt would have a material impact on the financial statements as it relates to the amortization of financing costs.

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

Item 3.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

Beginning November 3, 2003, we have employed additional bookkeeping staff, who along with our new general manager, have experience with respect to financial recording matters.  In addition, we have purchased a software product specific to the agribusiness industry to utilize as part of our internal bookkeeping system.  We are also in the process of establishing a formal written protocol detailing the segregation of bookkeeping duties and outlining the procedures associated with this protocol.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the end of the period covered by this report.

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

In the offering, we registered the sale of up to 3,967 Class A and Class B capital units of Western Plains Energy, L.L.C. at a price of $5,000 per unit. The aggregate offering amount registered was $19,835,000. As of March 26, 2003, investors had submitted subscriptions for 2,122 Class A capital units and 1,744 Class B capital units, for an aggregate offering price of $19,380,000.  Although we broke escrow on March 28, 2003, we did not receive any funds held in the escrow account until April 10, 2003. On April 11, 2003 we sent purchasers of Class A and Class B capital units a written call notice notifying them that the balance owing under their promissory notes was to be paid by May 15, 2003.  We have received all of the proceeds for our initial public offering except $9,000 from one subscriber, who informed us that he did not intend to pay the remainder of his subscription purchase price.  Therefore, in accordance with the terms of our initial public offering, his capital units were cancelled and he forfeited the partial purchase price payment of $1,000 previously paid to us.

From June 10, 2002, the effective date of the registration statement to September 30, 2003, we incurred no expenses for our account in connection with the issuance and distribution of the capital units registered for underwriting discounts and commissions, finders’ fees, expenses paid to or for underwriters. Other expenses for this period were approximately $162,105 and total expenses for this period were approximately $162,105.  As of September 30, 2003, we had received net offering proceeds in the amount of $19,801,035.

Through September 30, 2003, we used the proceeds from our offering as follows:

Use of Proceeds	Dollars ($)
Construction of plant, building and facilities(1)	$16,874,000
Purchase(s) of real estate	379,000
Loan Origination Fees	362,000
Repayment of Indebtedness	570,000
Working capital	670,000

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

•                  We pay $1,000 per month for rent, plus equipment usage charges, to SCI Sales, a company owned by Dick Sterrett, who is our Chief Financial Officer and one of our managers.

•                  We pay $150 to each of our managers for each board of managers meeting attended.

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

None.

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                         See exhibit index.

(b)                        On October 23, 2003, we filed a Form 8-K, regarding a change in our certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN PLAINS ENERGY, L.L.C.

Dated: November 14, 2003	By	/s/ Jeff Torluemke
Jeff Torluemke
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Natural Gas Service Agreement with Midwest Energy, Inc., dated September 10, 2003(1)
10.2	Electric Service Agreement with Midwest Energy, Inc., dated October 30, 2003(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification

(1) The redacted portions of Exhibits 10.1 and 10.2 are filed separately with the SEC subject to a request for confidential treatment dated November 14, 2003.