Form 10KSB
period 2003-12-31
WESTERN PLAINS ENERGY LLC
filed 2004-03-26
CIK 1161049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


                     Annual report pursuant to section 13 or
                  15(d) of the Securities Exchange Act of 1934.


                  For the fiscal year ended December 31, 2003.
                                            ------------------

                        Commission file number: 333-74982
                                                ---------


                          WESTERN PLAINS ENERGY, L.L.C.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Kansas                                          48-1247506
---------------------------------                   ---------------------------
(State or other jurisdiction                        (I.R.S. Identification No.)
of incorporation or organization)


    3022 County Road 18, Oakley, KS                                     67748
---------------------------------------                              ----------
(Address of principle executive offices)                             (Zip Code)


                                 (785) 672-8810
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Securities registered under Section 12 (b) of the Exchange Act:
                                      None

         Securities registered under Section 12 (g) of the Exchange Act:
                                      None

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

State issuer's revenues for its most recent fiscal year: None

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Definitive Information Statement of the Company dated February 17, 2004 is incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format:   [  ] Yes  [ X ] No

                                TABLE OF CONTENTS


PART I....................................................................     1

   ITEM 1.  DESCRIPTION OF BUSINESS.......................................     1
   ITEM 2.  DESCRIPTION OF PROPERTY.......................................     9
   ITEM 3.  LEGAL PROCEEDINGS.............................................    10
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    10

PART II...................................................................    10

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......    10
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....    11
   ITEM 7.  FINANCIAL STATEMENTS..........................................    20
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.......................    21
   ITEM 8A.  CONTROLS AND PROCEDURES......................................    21

PART III..................................................................    22

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                EXCHANGE ACT..............................................    22
   ITEM 10.  EXECUTIVE COMPENSATION.......................................    22
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS................    22
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............    22
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.............................    23
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................    23

SIGNATURES................................................................    24

PART F/S..................................................................   F-1

                             Additional Information

     Descriptions in this report are qualified by reference to the contents of any contract, agreement or other document described herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this report, or incorporated herein by reference as permitted by regulations of the Securities and Exchange Commission. (See "Item 13. Exhibits and Reports on Form 8-K.")

                Special Note Regarding Forward-Looking Statements

     Please see the note under "Item 6. Managements Discussion and Analysis or Plan of Operation," for a description of special factors potentially affecting forward-looking statements included in this report.

                                     PART I

Item 1.   Description of Business

History and Organization

     Western Plains Energy, L.L.C. ("we" or "Company") is a limited liability company organized under the laws of the State of Kansas on July 10, 2001. We completed our initial public offering on March 26, 2003 and have been filing reports periodically with the United States Securities and Exchange Commission ("SEC") since that date. We currently have approximately 550 members. There is presently no trading market for our membership units, and it is not anticipated that one will develop in the future.

     Our Company was organized to finance, develop, construct and operate an ethanol production plant. To that end, we commenced construction of our plant in May 2003 and commenced production of fuel grade ethanol in January 2004.

Ethanol Production

     Our ethanol plant, located 6 miles east of Oakley, Kansas, produces fuel grade ethanol by processing corn and milo.(1) The grain is received by semitrailer truck, weighed and cleaned of rocks and debris before it is conveyed to one of two concrete storage silos. The grain is then transported to a hammer mill or grinder where it is ground into flour and conveyed into a slurry tank for processing. We add water, heat and enzymes to break the ground grain into a mash. The mash is heat sterilized and pumped into a tank where other enzymes are added to convert the starches into glucose sugars. Next, the mash is pumped into one of three fermenters, where yeast is added to begin a 48 to 50 hour batch fermentation process. A distillation process vaporizes the alcohol from the mash. The alcohol is further dried in a rectifier and molecular sieve. The resulting 200 proof-alcohol is then pumped to shift tanks and blended to achieve a mixture consisting of 95% gasoline and 5% ethanol, as it is pumped into denatured ethanol storage tanks.

     Grain mash exiting the distillation process is pumped into one of several centrifuges. Water from the centrifuges, called thin stillage, in condensed into a thicker syrup called condensed solubles. The solids that exit the centrifuge are called distiller's wet grains. These wet grains are subsequently dried and mixed with condensed solubles to produce distiller's grains with solubles, which may be used as animal feed. (See "Our Products and Their Markets," below.)

--------
(1)  Our  activities  during  2003  were  limited  to  organizational   efforts,
     completing our financing and constructing our plant. Production of ethanol did not commence until early 2004.

Our Products and their Markets

     Ethanol

     Ethanol is ethyl alcohol, which has many industrial uses. At our plant, we produce ethanol to be used as a fuel component that serves as:

     o    An octane enhancer in fuels;

     o An oxygenated fuel additive that can reduce carbon monoxide vehicle emissions; and

     o    A non-petroleum-based gasoline extender.

     Ethanol in its primary form is mostly used for blending with unleaded gasoline and other fuel products. The implementation of the Federal Clean Air Act has made ethanol fuels an important domestic renewable fuel additive. Used as a fuel oxygenate, ethanol provides a means to reduce carbon monoxide vehicle emissions. The principal purchasers of ethanol are generally the refined and wholesale gasoline marketer or blender. The principal end markets for our ethanol are expected to be petroleum terminals in Wichita, Denver, Kansas City, St. Louis and the west coast of the United States. We expect a majority of our revenue for 2004 and in the future will be derived from the sale of ethanol.

     Our plant was constructed to produce a name plate value of 30 million gallons of ethanol per year. Since we only recently commenced production, we are unable to predict with any degree of certainty whether that capacity will be reached in 2004. As of the date of filing this report, our plant was producing ethanol at capacity.

     Distiller's Grains

     A principal by-product of the ethanol production process is distiller's grains, a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Our plant uses a dry mill ethanol process with a dryer system that allows production of two moisture levels of distiller's grains: distiller's wet grains and distiller's dried grains. Distiller's wet grains are processed grain mash and condensed solubles that contain approximately 65% moisture. It has a shelf life slightly longer than three days and is often sold to nearby markets. Distiller's dried grains are mash that has been dried to 10% moisture. It has an almost indefinite shelf life and may be sold and shipped via truck or railcar to any market regardless of its vicinity to our ethanol plant. We expect that a minority of our revenue from 2004 and beyond will be derived from the sale of distiller's grains.

Customers

     We essentially sell all of our products to two marketing firms, which in turn sell to other purchasers. We have executed an exclusive marketing agreement with Ethanol Products LLC ("Ethanol Products") of Wichita, Kansas to market the ethanol produced at our plant. The agreement is effective for an initial term of five years beginning January 2004 and is automatically renewable for subsequent five-year terms unless terminated by either party prior to expiration. Ethanol Products has agreed to purchase all of the ethanol that is produced at our plant. Ethanol Products will be solely responsible for determining the price and terms at which the ethanol acquired from our plant will be sold and to whom it will be sold. In the event that our relationship with Ethanol Products is interrupted for any reason, we believe that we would be able to locate another entity to market our ethanol. However, any interruption could temporarily disrupt the sale of our principal product and adversely effect our operations.

     We also have executed an exclusive agreement with ICM Marketing, Inc. to market all of the distiller's grains produced at our plant. The rights and obligations of ICM under that agreement were subsequently assigned to United Bio Energy, LLC ("UBE"), an affiliate of ICM. The initial term of the agreement with UBE is three years expiring October 1, 2004 and will automatically renew for additional one-year terms unless terminated by us or UBE following 90 days advance written notice. As with the marketing arrangement with Ethanol Products, any interruption in our relationship with UBE could temporarily affect our business, although we believe that we could find another entity to market our grains. For additional information about the financial terms of our arrangement with both Ethanol Products and UBE, see "Item 6. Management's Discussion and Analysis or Plan of Operation."

Subsidies and Supports

Federal Ethanol Supports

     Ethanol sales have been favorably affected by the Clean Air Act Amendments of 1990, particularly the Federal Oxygen Program, which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the fall and winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use also has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in certain major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.

     The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the United State's dependence on foreign oil. As amended, the federal tax credit currently allows the market price of ethanol to compete with the price of domestic gasoline. Although the federal tax credit is not directly available to us, it allows us to sell our ethanol at prices that are competitive with other less expensive additives and gasoline. The credit for an ethanol blend is the equivalent of providing a per gallon "equalization" payment that allows blenders to pay more for ethanol than the wholesale price of gasoline and still retain the same profit margins. Under current legislation, the federal gasoline tax is $0.184 per gallon and the tax on gasoline blended with 10% ethanol is $0.13 per gallon, providing a $0.054 difference. Smaller credits of $0.0408 and $0.0302, are available for gasoline blended with 7.7% and 5.7% ethanol, respectively. The federal tax on a gallon of 10% ethanol blended gasoline will gradually increase to $.133 by 2005, dropping the difference to $.051 per gallon. By 2007, the federal tax credit for ethanol blended gasoline will expire, and it is scheduled to be taxed at the standard federal gasoline tax rate.

     Fuel grade ethanol prices traditionally have varied directly with the wholesale price of gasoline. However, in some states, fuel grade ethanol typically sells for a higher price per gallon than wholesale gasoline because of the aforementioned excise tax incentives. Historically, fuel grade ethanol prices also have reflected a premium due to the oxygenate and octane enhancing properties of this motor fuel additive.

     During the year 2005, we may be eligible to participate in the United States Department of Agriculture Commodity Credit Corporation's Bioenergy Program. The purpose of the program is to encourage increased purchases of eligible commodities for the purpose of expanding the production of commercial fuel grade ethanol and commercial biodiesel and support new production capacity for such bioenergy. Under the program, we may be reimbursed for part of our costs of eligible commodities used for the purpose of producing fuel grade ethanol. In order to be eligible for the program, the general rule is that we must apply to the Commodity Credit Corporation during the 30 day sign-up period, which begins on August 1, 2004 for the 2005 fiscal year. In addition, we must provide certain required documentation to the Commodity Credit Corporation. The Commodity Credit Corporation then uses conversion factors to convert the eligible bioenergy products into units of the commodity on which payments are made. A payment limitation currently exists and restricts the amount of funds any single producer may obtain annually under the program to 5% of available funding. For fiscal year 2003, each producer was limited to receive $7.5 million in funding. It is uncertain what the reimbursement cap will be for fiscal year 2005.

State Ethanol Supports

     In addition to federal incentives, the State of Kansas provides an incentive production payment to ethanol producers. The production incentive available to Kansas ethanol producers that commence production after July 1, 2001 and sell at least 5 million gallons, consists of a direct payment of $.075 per gallon for up to 15 million gallons per year. Accordingly, the maximum amount a Kansas ethanol producer can currently receive in a year is $1,125,000. These incentive payments are available for the first seven years of production. The available statewide funding for these incentive payments is $1,500,000 per year for 2002-2004 and $3,500,000 per year for 2005-2011 plus any excess balance carried over from the prior year's current production account. Any shortfall in the available funds will result in a pro rata decrease in the incentives paid to the individual ethanol producers. Because the number of ethanol producers who will qualify for the incentives is not known, we cannot predict whether the funds designated will be sufficient to fully fund the program in the future.

     We are unable to predict what effect, if any, expiration or termination of federal and state subsidies will have on the market or price for the ethanol. However, either event may adversely affect our business.

Corn and Milo Procurement

     While we expect to have a ready and consistent source of grain, we may enter into hedging transactions in an effort to stabilize the price that we pay for such grain. Hedging involves purchasing futures contracts for the delivery of grain.

     We expect that the location of our plant in Gove County, Kansas, will allow us accessibility to corn and milo at necessary levels. We expect to purchase approximately 11 million bushels of corn and milo to produce 30 million gallons of ethanol during 2004. According to the Kansas Agricultural Statistics Service, in 2002, approximately 40 million bushels of corn and over 11 million bushels of milo were produced in the northwest and west central portions of Kansas, where our plant is located. These production levels were significantly lower than prior years due to the drought conditions in western Kansas in 2002. In addition to its proximity to Kansas grain, the plant is located only 60 miles from the Nebraska state border and 75 miles from the Colorado state border, and we expect to purchase some of our corn and milo from producers in these areas.

     We anticipate that our Class A members will choose to enter into grain delivery agreements with us. However, if necessary, we plan to purchase grain on the open market, directly from local farmers, grain brokers and grain elevators in order to meet our grain needs. We do not anticipate that the prices on the open market will be materially different than the price we will likely pay to our Class A members.

     All of the corn and milo we purchase will be tested and must meet high quality control standards to ensure the efficient operation and quality products of our plant. We will use the United States Department of Agriculture's grade requirements for U.S. Number Two Corn and U.S. Number Two Grain Sorghum. From time to time, we may also decide to accept grain that does not meet the criteria for U.S. Number Two Corn or U.S. Number Two Grain Sorghum or is otherwise substandard. If we do, we will discount the price or make other allowances to account for the lesser grade quality or condition at delivery.

     Drought and other environmental occurrences could adversely effect the production and availability of corn, milo and other grain products. Because of its relative aridity, the western United States is more susceptible to drought than certain other areas of the country. The drought experienced in the western United States during 2002 was partially mitigated during 2003, but there is no assurance that the conditions during 2002 will not repeat. In that event, we anticipate that our grain requirements could be satisfied from other parts of the country, although transportation costs would be significantly higher. Any increase in the cost of the grain or transportation expenses would adversely effect our business.

Other Raw Materials

     The other critical raw materials in the production of ethanol are water and natural gas. Water is mixed with the processed grain to begin the fermentation process. Natural gas is used to heat the resulting mixture in conjunction with the fermentation process.

     An adequate supply of water is important to our ethanol business. Toward that end, we entered into an agreement that granted us the right to obtain water from, and construct a well on, property located approximately two miles north of our plant site. The agreement also granted us an easement for a water line from the well site to our plant. We drilled the well in June of 2003, which will supply about 85% of our water requirements. We have paid $15,000 to the landowners under this agreement for the easement and right to construct the well. In addition, we will pay a pumping fee of $350 per month for 15 years, contingent on our actually pumping water. The fee will be renegotiated for subsequent years. The initial term of our pumping agreement is for a twenty-year period and will automatically renew for successive five-year periods unless terminated by us with 60 days written notice.

     We have constructed a waterline from the well site to our plant site. As part of our land exchange agreement for the plant site, we received the right to install a waterline in the parcel of land between the well site and the plant site and have done so.

     We will obtain the additional water that we need from the existing well on our plant site. Management believes that we have sufficient water to operate our plant. We intend to apply for all necessary permits and believe that we currently are operating in compliance with all regulations of the Kansas Department of Agriculture, Division of Water Resources.

     We also have acquired the water appropriation rights for two wells located on the land we purchased one and a half miles east of our proposed plant site. We will need to apply to the Kansas Department of Agriculture, Division of Water Resources to change the type of water use from agricultural use to industrial use if we need to utilize these wells. We only anticipate using water from these two wells if we expand our plant capacity.

     In order to be assured of a steady source of natural gas, we entered into a Natural Gas Service Agreement with Midwest Energy, Inc. ("Midwest") in September 2003. This agreement supplements a previous agreement with Kinder Morgan Energy Partners and Kinder Morgan Interstate Gas Transmission LLC to deliver the gas to Midwest. In exchange for our agreement not to bypass Midwest's local gas distribution system, it agreed to install and maintain a gas main directly to our property in Gove County, Kansas. We pay a monthly charge based on the amount of gas utilized each month. The rates are fixed through December 31, 2008, and are subject to change thereafter based on increases or decreases applicable to distribution services generally and subject to review by the Kansas Corporation Commission. Our contract with Midwest extends through December 31, 2013.

     We also contract with Post Rock Gas, LLC ("PRG") to acquire the gas that is transported by Kinder Morgan and Midwest to our plant. The contract with PRG extends to December 2004. Thereafter, the price will be renegotiated. We believe our agreements with PRG, Kinder Morgan and Midwest will provide an ample supply of natural gas for the foreseeable future.

Transportation and Delivery

     The grain that we receive is delivered by trucks. Due to our proximity to Interstate 70, transportation to and from the plant is efficient.

     Our products will be shipped to market by semitrucks and railroad cars. Ethanol is shipped to market via tanker truck and railroad, depending on the relative cost of the two modes of delivery. Tanker trucks are utilized for relatively shorter distances, while railroad tankers are more cost effective in shipping liquids over long distances. To accommodate rail delivery, a railroad siding was installed in conjunction with construction of our plant. Ethanol Products, our exclusive ethanol marketer, will make all decisions regarding shipment and delivery of our ethanol.

     Distiller's grains are transported exclusively by semitruck. UBE, as our exclusive purchaser of distiller's grains, will select the carrier.

Competition

     We are in direct competition with numerous other ethanol producers, many of which have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we can compete favorably with other ethanol producers due to our proximity to ample corn and milo supplies at favorable prices.

     The ethanol industry has grown to 72 production facilities in the United States. Industry authorities estimate that these facilities are capable of producing over 3 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Cargill, Midwest Grain, Williams Energy Service, New Energy Corporation and High Plains Corporation, all of which are capable of producing more ethanol than we expect to produce. In addition, there are several regional farmer-owned entities recently formed, or in the process of formation, of a similar size and with similar resources to ours. Most ethanol plants also produce distiller's grains.

     In addition, new plants are under construction and plans to expand existing plants have been announced, which would increase the ethanol production capacity of our competitors. We are unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction or the effect of resulting production upon the demand or price for our ethanol.

     We may also have to compete with international ethanol producers from countries such as Brazil, who may have lower production costs and comparable transportation costs to coastal markets.

     We also compete with producers of methyl tertiary butyl ether (commonly referred as "MTBE"), a petrochemical derived from methanol which costs less to produce than ethanol. MTBE is a commonly used oxygenate in fuels for compliance with Federal Clean Air Act mandates, and is a major competitor of ethanol. Many major oil companies produce MTBE, and strongly support its use because it is petroleum based. These companies have significant resources to market MTBE and to influence legislation and public perception of MTBE. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

     Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we have. Development of new products and methods of ethanol production by larger and financially more viable competitors could provide them with significant competitive advantages over us and thus could harm our business.

Regulation

     The construction of our plant required various state and local permits to comply with existing governmental regulations designed to protect the environment and worker safety. While we are also subject to regulations on emissions of the United States Environmental Protection Agency ("EPA"), current EPA rules do not require us to obtain any permits or approvals in connection with the construction and operation of our business. However, state and federal rules can and do change, and such changes could result in greater regulatory burdens on us.

     Our ethanol production will require us to emit a significant amount of carbon dioxide into the air. Current Kansas law regulating emissions does not restrict or prevent us from emitting carbon dioxide gas into the air, but this could change in the future. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area based on foul smells or other air or water discharges from the plant.

     We obtained what we believe are all the necessary air and water permits to operate our plant before we commenced operations, including a permit to discharge wastewater from our plant. Under normal conditions, our plant utilizes a closed system and will not discharge process wastewater, but we obtained a permit to discharge wastewater in case of emergency failure of our wastewater treatment equipment. We also obtained a permit to discharge water used in our cooling tower and boiler.

     In addition to the foregoing regulations affecting air and water quality, we are subject to regulation for our fuel storage tanks. If we are found to have violated federal, state or local environmental regulations in the future, we could incur liability for clean-up costs, damage claims from third parties and civil or criminal penalties that could adversely affect our business.

Employees

     As of the date of filing this report, we have 29 full-time employees. These include the Chief Executive Officer/General Manager, a production manager to oversee plant operations and production, a commodities manager to oversee grain acquisition and risk management, a safety director, a lab manager, a maintenance manager, an office manager and an administrative assistant. The remainder of our employees include administrative, operational and maintenance support personnel. None of our employees are the subject of collective bargaining by labor unions, and we believe that we enjoy excellent relations with our employees.

     From time to time, we also retain the services of outside consultants to supplement the services provided by our employees. These include engineering, construction, legal, accounting and financial advisors. We believe that we can obtain the services of all personnel necessary to operate our business.

Item 2. Description of Property

     We currently  have an interest in 190 acres of real  property.  We acquired
53.5 acres of partially developed land in Gove County for the purpose of constructing our plant. However, in October 2003, we completed a taxable industrial revenue bond financing with Gove County that will provide us with property tax savings on our plant site. As part of the financing, title to our plant site and all of our facilities have been transferred to Gove County as security for the repayment of the bonds. We are leasing back the site for an amount that is equal to the amount of the principal and interest that is payable on the bonds. The term of the lease is 30 years or as long as the bonds are outstanding. Since we are presently the owner of all the bonds, we have waived the payment of rent through March 1, 2004. Also, under the terms of the lease, we can repurchase the site for a nominal amount upon repayment of the bonds.

     During the year ended  December  31,  2003,  we spent  approximately  $32.5 million (less retainage) on the construction of our plant, acquisition of machinery and equipment and capital improvements necessary to commence operation. Our facilities include an ethanol production plant, piping, blending and storage tanks for the ethanol, storage for the raw grain, truck scales and an administrative services building. We believe that our plant has been designed and constructed with the latest available technologies and should not require significant renovation or improvement in the foreseeable future. However, we will evaluate our operations in the future and make additions or renovations as necessary. We believe our plant and facilities are adequately insured in an amount sufficient to compensate for any unanticipated loss.

     We also own approximately 137 acres of land located one and one-half miles east of the 53 acres on which our plant is located. When we acquired this property, we also acquired water appropriation rights for two wells located on the property. We will need to apply to the Kansas Department of Agriculture, Division of Water Resources to change the type of water use from agricultural irrigation use to industrial use if we need to utilize these wells. We only anticipate using water from these wells if we expand our plant capacity. We have agreed to lease the property back to one of the sellers for a period of five years with the amount of rent based on the portion of the land that is dry land acres and the portion that is irrigated acres, with the seller expressly recognizing that the water available for irrigation may be dramatically reduced, and possibly eliminated, if we use the water from this property in our ethanol plant operations.

     All of our property serves as the collateral for our debt financing with AgCountry Farm Credit Services, FLCA, which is described below under "Item 6. Management's Discussion and Analysis or Plan of Operation."

Item 3.  Legal Proceedings

     From time to time we may be subject to litigation that is incidental to our business. However, we are not currently a party to any pending legal proceedings that are not routine litigation incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders

     We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of the 2003 year. Our annual meeting of members is scheduled for March 27, 2004.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     There is no public trading market for our capital units. Article 4 of our Third Amended and Restated Operating Agreement provides a number of strict restrictions regarding the transfer of capital units by our members. In essence, any proposed transfer must be approved by our Board of Managers.

     In addition to the restrictions on transfer contained in our operating agreement, we are also subject to limitations imposed by the Internal Revenue Code ("Code"). In order to maintain our status as a partnership for income tax purposes, we must not be treated as a "publicly traded partnership" under relevant provisions of the Code. Generally, the Code provides that a publicly traded partnership will be taxed as a corporation. In order to comply with these rules, we do not intend to list any of our capital units on a stock exchange or apply for quotations in any electronic trading system. Accordingly, transfer of capital units will generally be limited to the following:

     o    Gifts;

     o    Transfers by reason of death;

     o    Transfers between members of a family; and

     o    "Block" transfers.

     A block transfer is a transfer by a member and any related person, as defined in the Code, of membership interests representing in the aggregate more than 2% of the total interest in company capital or profits in one or more transactions during any 30 calendar day period.

     As of March 1, 2004, there were 2,286 Class A capital units, 1,744 Class B capital units and 50 Class C capital units outstanding, owned by a total of approximately 550 members.

     Under the terms of our Third Amended and Restated Operating Agreement, we are required to make an annual distribution to our members of a minimum of 20% of the net cash we earn from operations, as defined in the Agreement, as long as net cash from operations exceeds $500,000 for that year. However, we are prohibited from making any distributions if it would violate or cause us to default under any of the terms of any of our credit facilities or debt instruments.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The following discussion highlights our liquidity and capital position at December 31, 2003, compares our financial condition at year end 2003 to year end 2002 and describes our plan of operations for the coming year. Through December 31, 2003, we were considered a development stage enterprise for accounting purposes, and did not report any revenue from operations. Reference is made to the financial statements appearing elsewhere in this report in conjunction with this discussion.

Plan of Operation

     We completed construction of our plant sufficient to commence operations in January 2004.(2) We utilized the proceeds from our initial public offering, as well as proceeds of certain debt financing, to finance construction of the facility, acquisition of our initial inventory of grain, chemicals and other raw materials and to cover our operating costs until we begin collecting receivables. The contract for construction of our plant requires payment of approximately $35.5 million, as described therein. As of December 31, 2003, we had been billed approximately $32.5 million, 90% of which has been paid and the remaining 10% is held as retainage pursuant to the terms of the contract. Remaining construction is relatively minimal, primarily consisting of "punch list" items. (See "Liquidity and Capital Resources," below.)

     During the first week of March 2004, immediately preceding preparation of this report, our plant was operating at capacity, producing approximately 580,000 gallons of ethanol per week, or 30 million gallons on an annual basis. Since we have no operating history, there is no assurance that the plant will continue to operate at capacity through 2004.

--------
2 While the plant is presently operational, minor additional work is necessary to complete construction to our satisfaction.

     Pursuant to our marketing agreement with Ethanol Products, we expect to be paid weekly for all ethanol invoiced by it between 13 and 19 days prior to that date, which has been paid by our customers. These payments will consist of the gross sales receipts for all ethanol sold during that time, less the costs of transportation and storage and an administrative fee of $.01 per gallon to be paid to Ethanol Products. We bear the risk of any uncollected accounts receivable.

     We believe that the demand for ethanol might be higher in the late fall and winter months because of air quality regulations imposed by the federal government, and concurrently lower in the spring and summer months when the restrictions are not in effect. These restrictions require the use of oxygenated fuels, such as those containing ethanol, during these fall and winter months to help reduce air pollution in certain metropolitan areas. This might allow us to command higher prices for our ethanol during the winter months and require us to accept lower prices in the others. However, because of our lack of operating history, we cannot predict with any degree of certainty whether that will be the case. However, we do not believe that any increased demand for ethanol during these months or reduced demand during the summer months will affect our production, since we are a relatively small producer.

     UBE will pay us 98% of the selling price, less applicable freight, for all distiller's grains produced by our plant. Upon receipt of appropriate documentation from us, UBE also will pay an additional .5% of the selling price, less applicable freight, on all products sold to our Class A members subject to a distiller's grains purchase agreement. Pursuant to the terms of our agreement, UBE will be responsible for invoicing all sales, receiving payments from customers and paying freight when necessary. All accounts receivable losses arising from the sales of distiller's grains will be the sole responsibility of UBE, unless such losses are related to the substandard quality of products that we have provided.

     Cash flow from the sale of ethanol, together with our other capital resources, will be used to pay operating expenses of the plant and service our debt. Of our anticipated operating expenses, we expect that our most significant expenses will include inventory (acquisition of raw grain), energy costs (primarily natural gas) and employee salaries and benefits. We intend to rely on the proceeds from our debt financing to pay these expenses, pending receipt of sufficient cash flow.

     Debt  Financing.
     ----------------
     To assist in financing construction of our plant and acquisition of necessary machinery and equipment, we entered into a credit agreement with AgCountry Farm Credit Services, FLCA ("AgCountry") on July 29, 2003. Pursuant to that agreement, we established a maximum $22 million multiple advance construction loan facility that will be converted either to a term loan or a revolving credit facility when construction of our plant is complete. Pursuant to the terms of the agreement, AgCountry agreed to loan us the lesser of 55% of the cost of constructing our plant or $22 million. As of December 31, 2003, we had borrowed approximately $11.2 million and had remaining available under the agreement approximately $8 million. Much of the amount remaining under the loan was drawn down subsequent to year-end to finance the completion of the plant and commencement of operations.

     During the construction period, we are obligated to pay monthly interest based on the average daily balance of the loan during the related monthly period at an annual floating interest rate equal to LIBOR plus 4%. The loan expires August 1, 2004, by which time it must either be repaid or converted to a term loan pursuant to the terms of the agreement.

     Within 60 days of completion of our plant, and upon delivery of certain documents to AgCountry, the construction loan will convert to a term loan. We will be required to repay the term loan in 40 quarterly payments equal to one-fortieth of the original principal amount of the loan plus accrued interest. We have the option to select from varying interest calculations, including a variable rate, a multi-year adjustable rate or a fixed rate, each equal to LIBOR plus 4%.

     After the construction loan has been converted to a term loan and until April 1, 2014, we may elect to convert between $1 million and $5 million of the principal amount of the term loan into a revolving loan. Interest on the revolving loan will be payable monthly based on the average daily balance of the loan during the applicable month at an annual floating interest rate equal to LIBOR plus 4%. In addition, we must pay at least 10% of the principal amount converted to the revolving loan by each anniversary of the construction completion date for our plant. Each payment will permanently reduce the amount we may borrow under the revolving credit facility. The term loan and any amount converted to the revolving credit facility are due and payable in full on April 1, 2014.

     In addition to other payments due under the credit agreement, we must pay AgCountry 25% of our free cash flow (as that term is defined in the agreement) each quarter, not to exceed $2 million in any fiscal year. We may prepay any of our borrowings under the agreement at any time.

     Our repayment obligations under the credit agreement are secured by all of our tangible and intangible real and personal property. In addition, the bonds acquired from Gove County, described below, have been pledged to AgCountry to secure our borrowing. As part of the credit agreement, we agreed to certain affirmative, negative and financial covenants, which potentially effect our operations, including, but not limited to, the following:

     o We must provide AgCountry with audited annual and unaudited quarterly financial statements, annual budgetary and business plan information, notice of changes in construction costs in excess of $1 million, a revised construction schedule under certain conditions and a notice of the occurrence of an event of default and other material events.

     o We must permit AgCountry representatives to visit and inspect our properties, conduct audits of the collateral, examine our books and records and review documents related to construction of our plant.

     o With certain exceptions, we may not incur additional indebtedness, allow our real or personal properties to be used as collateral for any other obligations or make any other investments of any kind.

     o We may not make distributions to our members except for such distributions payable in our membership interests or distributions that do not exceed 40% of the excess of our net income over amounts payable to AgCountry under the credit agreement.

     o We must maintain certain financial ratios, beginning at various times, including a fixed charge coverage ratio, leverage ratio and current ratio and we must meet minimum net worth requirements. We also may not, after completion of construction of the plant, make any capital expenditures in excess of $400,000 during any fiscal year without AgCountry's prior written approval.

     After payment of operating expenses, debt service and any reserves deemed necessary and appropriate by our management, distributions may be made to the members. Pursuant to the terms of our operating agreement, distributions of any available cash, as defined therein, will be made not less than annually with a minimum of 20% to be distributed to members so long as net cash from operations exceeds $500,000, and so long as such proposed distribution does not violate or cause the Company to default under the terms of our credit facilities or debt instruments.

     Bond  Financing.
     ----------------
     In an effort to reduce our property taxes, we completed a taxable industrial revenue bond financing in October 2003. The transaction did not actually provide us any cash, but has the potential to reduce or eliminate our property tax for the next 10 years. We essentially exchanged our plant and the underlying real estate for a maximum of $32 million of taxable bonds issued by Gove County, Kansas. As of December 31, 2003, approximately $18.6 million of the bonds had been issued. Additional amounts may be issued subsequent to year-end, upon completion of the plant and submission of additional paperwork to the issuer. We presently own all the bonds, subject to a lien in favor of AgCountry to secure our debt, but have the option to resell the bonds with the Bank's approval.

     The bonds have an initial term of 30 years, mature in 2033 and bear interest at a fixed rate of 3.5% per annum. Under the terms of the bond indenture, we have the right to convert the interest to a variable rate, which we would do only if we decided to resell the bonds to a third party. Interest is payable on March 1 and September 1 of each year, but since we own the bonds, we have waived the payment of interest through March 1, 2004. Notwithstanding the 30-year term, we expect that the bonds will be surrendered in 10 years when the property tax credit expires.

     Government  Grants.
     -------------------
     We also may receive grant money from state or federal government programs designed to stimulate production of environmentally friendly fuels such as ethanol. Any of these grant funds would be used to supplement our cash flow and debt financing in order to offset operating expenses and debt service. The State of Kansas provides direct payments of up to $.075 per gallon of ethanol produced during the first year and $.05 thereafter, up to a maximum of 15 million gallons in any year. Since the amount of funds available for this program is not presently known, it is impossible to predict whether and how much we will receive from the program. However, we intend to make application and pursue any incentives that are available.

Liquidity and Capital Resources

     At December 31, 2003, our current liabilities exceeded our current assets by almost $16 million. However, our current liabilities are comprised primarily of two items, each of which has been or will be satisfied by the proceeds of the debt financing discussed above. Amounts payable to our construction contractor and included in current liabilities have been paid subsequent to year-end from the construction loan discussed above. The amount payable to AgCountry and presently classified as a current liability will be reclassified as long term in 2004 if the loan is converted to a term loan and/or revolving credit facility, which we expect to occur sometime before August 2004. Excluding amounts payable to our construction contractor and pursuant to the credit agreement with AgCountry, our working capital at December 31, 2003 totaled approximately $545,000. With amounts remaining available under our construction and revolving credit facility, together with cash on hand, we believe we have adequate liquidity and sufficient working capital for 2004.

     We have relied entirely on equity contributions and debt financing for our cash flow since the inception of our business. During 2003, we raised approximately $19.5 million from the sale of our membership interests, all but a small portion of which was received in our initial public offering. From our public offering, we received approximately $10.6 million from the sale of Class A capital units and approximately $8.7 million from the sale of Class B capital units, all of which was used to construct our plan. We also borrowed approximately $11.2 million under the construction facility discussed above.

     We anticipate converting a portion of the construction commitment with AgCountry to a revolving credit facility to aid in cash flow during 2004. Due to our status as a new company with no operating history, we are unable to predict our cash flow with any degree of certainty during the coming 12 months. Accordingly, we expect to rely on the revolving credit facility to supplement cash from operations where necessary. Even assuming operation of our plant at maximum capacity during the coming year, we expect to experience negative cash flow, taking into account our operating expenses and debt service. However, we expect the available borrowing under our revolving credit facility will be sufficient to meet those cash needs.

     Financing costs associated with debt financing and capital formation were significant during 2003. Costs incurred in connection with our initial public offering totaled almost $205,000. We paid an additional $202,000 of financing fees and $362,000 in loan origination fees associated with our debt and bond financing. While our credit agreement with Agcountry requires payment of certain administrative fees on an ongoing basis, we do not expect to incur significant additional financing fees during 2004.

2003 Expenses

     Our expenses during 2003 totaled approximately $830,000, a majority of which were general and administrative expenses. Offsetting that amount was approximately $298,000 of other income, resulting in a net loss of $532,031 for the year. This compares to a net loss of $305,021 for 2002. As with 2003, a majority of our expenses in 2002 were general and administrative expenses. Since inception, we have accumulated a net loss of $990,422.

     Significant general and administrative expenses during 2003 included professional and consulting fees of $209,600, salaries and benefits of $78,609, legal fees of $51,916 and insurance expenses of $108,598. The professional and consulting fees were paid to companies that assisted in our organization, development and start-up. In addition to general and administrative expenses, we incurred approximately $122,000 in production testing expenses associated with starting our ethanol plant.

     Total other income of approximately $298,000 for 2003 included interest expense of approximately $63,000, interest income of $125,517 and grant income of $223,473.

     We expect our expenses to increase dramatically during 2004 concurrent with commencement of operation of our plant. Offsetting those greater expenses, we expect revenue from the sale of our products.

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

     The difficulty in applying these policies arises from the assumptions, estimates and judgments that must be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as management intentions. As the uncertainty increases, the level of precision decreases, meaning that actual results can, and probably will be, different from those currently estimated.

     Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments and complexity:

Allocation of Costs Between Organizational, Operating and Offering Costs

     During our start-up and development, legal, consulting and other costs were and will be incurred relating to organizational costs, operating costs and costs related to the offering of our capital units. As part of our procedures to determine the allocation of these costs to the appropriate category, we must establish the definition of organizational, operating and offering costs, and apply the facts and circumstances surrounding each cost incurred to the applicable definition. As part of this process, we make judgments about costs incurred, and, in turn, how those costs are allocated to the applicable area. Since the criteria related to the definition of these costs is subjective, if different assumptions were used to define the above costs, the amounts charged to operations or as an offering cost could be different than the amounts reported. However, management does not believe the likelihood of materially different results would occur if different assumptions were applied to these allocations.

Classification of Assets and Liabilities

     Our assets are classified as current or long-term in our financial statements based on our estimates of the time frames related to the conversion of these assets compared to other operating assets or cash, or reclassification of the asset to another classification based on the definition of the asset during our operating cycle.

     Long-term assets are evaluated for usage during the ensuing 12-month period, and management makes estimates regarding the conversion of the asset to a current asset or to another long-term asset. Our long-term assets include prepaid engineering costs that will be included in the cost of the completed plant. Contract deposits and land options are convertible to other long-term assets upon their exercise based on management's intentions related to these contracts. In the event management's assumptions and expectations change with regard to the intended use or usefulness of the rights and privileges related to these contracts, these amounts may be forfeited and become an expense for us.

     Based  on   management's   current  plan  of  operation,   we  believe  the
classification of these assets is reasonable based on current conditions and circumstances. However, if the conditions and circumstances related to these assets are not achieved, the impact of these adjustments would have a material effect on the amounts recorded as assets, members' equity and results of operations.

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

Long-Lived Assets

     Depreciation and amortization of our property, plant and equipment will be provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets placed in service. Economic circumstances or other factors may cause management's estimates of expected useful lives to differ from the actual useful lives. Differences between estimated lives and actual lives may be significant, but management does not expect events that occur during the normal operation of our plant related to estimated useful lives to have a significant effect on results of operations.

     Long-lived assets, including property, plant and equipment and investments, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate future cash flows and may differ from actual cash flows. Management does not expect an impairment of assets will exist based on their assessment of the risks and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the plant.

Forward-Looking Statements

     This Form 10-KSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

          - statements concerning the benefits that we expect will result from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

          -  statements  of  our   expectations,   beliefs,   future  plans  and
     strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention, is based on present facts and assumptions and may change at any time and without notice based on changes in such facts or assumptions.

     A  few  of  the   uncertainties   that  could   affect  the   accuracy   of
forward-looking statements, besides the specific "Risk Factors" identified below, include:

     a. The state of the United States economy and how it affects the desire for automobile travel;

     b. The relative price of gasoline and other competing fuels;

     c. Changes in government regulations for air and water quality or subsidies for production of ethanol;

     d. Technological advances in the process for producing ethanol; and

     e. Drought and other environmental conditions.

Risk Factors

     We may encounter defective material and workmanship in the construction of our plant, which could negatively impact our business. Under the terms of the design/build agreement pursuant to which our plant was constructed, the contractor warranted for one-year all defects in material and workmanship. However, any defects in material or workmanship may cause interruption in the production of ethanol. Such interruption, in turn, may have a material adverse effect on our financial performance and financial condition.

     Higher than anticipated operating costs could reduce our profitability. In addition to general market fluctuations and economic conditions, we could experience significant cost increases associated with the ongoing operation of the plant caused by a variety of factors, many of which are beyond our control. These cost increases could arise from inadequate supplies and resulting price increases for grain and/or natural gas. Labor costs also can increase, particularly if there is any shortage of labor or persons with skills necessary to operate the plant. We believe our operations will be particularly susceptible to fluctuations in the price of corn and milo, since acquisition of grain is the largest component of our projected operating costs. A small increase in the price of grain could dramatically affect our operating results due to the volume of corn and milo that we will require for annual operation of our plant. To guard against that potential, we may engage in hedging activities to help stabilize the price of grain, but there is no assurance that hedging will prevent the adverse effects of an increase in grain prices.

     Low gasoline prices could reduce profitability. The price of ethanol has some relation to the price for gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price for ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely effect our operating results.

     Increases in the production of ethanol could result in lower prices of ethanol and have other adverse effects. We expect that many existing ethanol plants will construct additions to increase their production and that new fuel-grade ethanol plants will be constructed as well. We cannot provide any assurance or guarantee that there will be any material or significant increases for the demand for ethanol, so the increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects as well. For example, the increased production also will lead to increased supplies of co-products, such as grain solubles. Those increased supplies could in turn lead to lower prices for these co-products. Also, the increased production of ethanol could result in increased demand for corn and milo which, in turn, could in turn lead to higher prices for these grains, resulting in higher costs for production and lower profits.

     Hedging transactions involve risks that could harm our profitability. In an attempt to minimize the effects of the volatility of corn and milo costs on operating profits, we will likely take hedging positions in corn and milo futures markets. Hedging means protecting the price at which we buy corn and milo and the price at which we sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and milo and our ability to sell sufficient amounts of ethanol and grain solubles to utilize all of the grain subject to futures contracts. Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in cost because price movements in grain contracts are highly volatile and influenced by many factors beyond our control. Losses related to hedging activity could be high, since a small movement in the price of grain or other commodities can be magnified in the futures markets.

     The technology that we use to produce ethanol may become obsolete if current research efforts to produce ethanol from cellulose-based biomass are successful. Although ethanol also can be produced from milo, most ethanol is currently produced from corn, especially in the midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue, municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn and producing ethanol from biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Although current technology is sufficiently efficient to be competitive, the federal government anticipates these new conversion technologies will become viable ethanol production methods in the future. If these competing technologies are developed, we may not be able to compete effectively. We do not believe it will be cost effective to convert our existing plant to a plant that will use cellulose-based biomass to produce ethanol.

Item 7.  Financial Statements

     Reference is made to the Index of Financial Statements following Part III of this Report for a listing of the Company's financial statements and notes thereto.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     On October 15, 2003, our Board of Managers dismissed Eide Bailly LLP ("Eide Bailly") as our independent public accountants.

     The audit reports of Eide Bailly on our financial statements for the year ended December 31, 2002 and for the period from July 10, 2001 (inception) to December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the year ended December 31, 2002, for the period from July 10, 2001 (inception) to December 31, 2001 and from January 1, 2003 through October 15, 2003, there were no disagreements with Eide Bailly on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Eide Bailly's satisfaction, would have caused Eide Bailly to make reference to the subject matter of such disagreement in connection with Eide Bailly's report on our financial statements for such year and period.

     Eide Bailly's letters to our Board of Managers dated January 24, 2002 and January 14, 2003, respectively, advised that, in Eide Bailly's judgment, there were reportable conditions related to our internal controls. Our Audit Committee has discussed these matters with Eide Bailly, and, in response, we have recently employed additional bookkeeping staff, which began working on or about November 3, 2003, and intends to implement additional appropriate internal controls.

     On October 15, 2003, our Board of Managers engaged Stark Winter Schenkein & Co., LLP to audit our balance sheet as of December 31, 2003, and related statements of operations, changes in members' equity and cash flows for the year then ended.

Item 8A.  Controls and Procedures

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of December 31, 2003, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Our Definitive Information Statement dated February 17, 2004 as filed with the SEC is incorporated herein by reference.

     Our Board of Managers has determined that we have at least one "audit committee financial expert" on our audit committee, as that term is defined by SEC rule. That individual is Jeff Torluemke. Our Board of Managers also believes that Mr. Torluemke is "independent" of our management, as that term is defined in relevant rules applicable to companies whose securities are quoted in the Nasdaq Stock Market.

     We have not adopted a formal ethics policy for our chief executive officer or senior financial officers, due to our status as a new company and our focus on the commencement of our business. However, we believe that an ethics policy is important and intend to consider adopting such a policy in the future.

Item 10.  Executive Compensation

     Our Definitive Information Statement dated February 17, 2004 as filed with the SEC is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Our Definitive Information Statement dated February 17, 2004 as filed with the SEC is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     Our Definitive Information Statement dated February 17, 2004 as filed with the SEC is incorporated herein by reference.

     In addition to the information contained in our Information Statement, we paid or incurred approximately $33 million in costs and expenses to ICM during 2003 under the terms of our construction contract with that entity for construction of our plant. We also borrowed $250,000 from ICM in January 2003, which amount was repaid with interest of $4,192 in April of that year. David Vander Griend, a nominee to our Board of Managers, is also the president, chief executive officer and a principal shareholder of ICM, which also owns 11.15 % of our Class B capital units. At the time the construction contract with ICM was approved by our Board, Mr. Vander Griend did not own any units in our Company and was only recently nominated to our Board. Nevertheless, our Board believes that the terms of the transactions with ICM were no less favorable than could have been obtained from an unaffiliated third party.

Item 13.  Exhibits and Reports on Form 8-K

     The following exhibits are filed as part of, or are incorporated by reference into, this report:

     (a) Exhibits. See Exhibit Index following the signature page of this report.

     (b)  Reports on Form 8-K.

          (i) The Company filed a Current Report dated October 23, 2003 reporting a change in Registrant's certifying accountant.

Item 14.  Principal Accountant Fees and Services

     Our Definitive Information Statement dated February 17, 2004 as filed with the SEC is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Oakley, Kansas on the 19th day of March 2004.


                                WESTERN PLAINS ENERGY, L.L.C.


                                By:  /s/ Michael Erhart
                                     ----------------------------------------
                                     Michael Erhart, Chief Executive Officer,
                                     General Manager


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

      Signatures                   Title                             Date
      ----------                   -----                             ----


/s/ Jeff Torluemke           President, Manager                  March 19, 2004
-----------------------
Jeff Torluemke

/s/ Richard Sterrett         Vice President,                     March 19, 2004
-----------------------      Chief Financial Officer, Chief
Richard Sterrett             Accounting Officer, Manager


/s/ Ben Dickman              Manager                             March 19, 2004
-----------------------
Ben Dickman

/s/ Gary Johnson             Manager                             March 19, 2004
-----------------------
Gary Johnson

/s/ Ken Krien                Manager                             March 19, 2004
-----------------------
Ken Krien

/s/ David Mann               Manager                             March 19, 2004
-----------------------
David Mann

/s/ Brian Baalman            Manager                             March 19, 2004
-----------------------
Brian Baalman

/s/ Ronald Blaesi            Manager                             March 19, 2004
-----------------------
Ronald Blaesi


/s/ Robert Casper            Manager                             March 19, 2004
-----------------------
Robert Casper

                         REPORT OF INDEPENDENT AUDITORS



Members and Board of Managers
Western Plains Energy, LLC


We have audited the accompanying balance sheet of Western Plains Energy, LLC (a development stage company) as of December 31, 2003, and the related statements of operations, changes in members' equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Plains Energy, LLC (a development stage company) as of December 31, 2003, and the results of its operations, and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark, Winter, Schenkein & Co., LLP
---------------------------------------------
Stark  o  Winter  o  Schenkein & Co., LLP
Denver, Colorado
February 26, 2004

                           WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003


ASSETS

CURRENT ASSETS
Cash                                                   $        578,726
Prepaid expenses                                                 40,800
                                                       -----------------
  Total current assets                                          619,526
                                                       -----------------

PROPERTY AND EQUIPMENT
Land                                                            378,903
Grain handling equipment                                          4,690
Office equipment and furniture                                   94,392
Construction in progress                                     33,637,295
                                                       -----------------
                                                             34,115,280
                                                       -----------------

OTHER ASSETS
Available-for-sale securities                                     1,000
Investment in Industrial Revenue Bonds                       18,633,290
Financing fees, net                                             199,795
Loan origination fees, net                                      351,690
                                                       -----------------
                                                             19,185,775
                                                       -----------------

                                                       $     53,920,581
                                                       =================


LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                       $         23,913
Accounts payable - related party                                  3,750
Accounts payable - construction - related party               5,203,890
Accrued liabilities                                              46,759
Notes payable                                                11,198,366
                                                       -----------------
  Total current liabilities                                  16,476,678
                                                       -----------------

LONG-TERM LIABILITIES
Capital lease obligation                                     18,633,290
                                                       -----------------

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A Capital Units, 2,286 issued                          10,910,140
Class B Capital Units, 1,744 issued                           8,640,895
Class C Capital Units, 50 issued                                250,000
(Deficit) accumulated during development stage                 (990,422)
                                                       -----------------
                                                             18,810,613
                                                       -----------------

                                                       $     53,920,581
                                                       =================

           Please refer to accompanying Notes to Financial Statements


                          WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
       AND THE PERIOD FROM JULY 10, 2001 (INCEPTION) TO DECEMBER 31, 2003

                                                                         Inception to
                                                     2003              December 31, 2003
                                                ------------------     -----------------
REVENUE                                         $               -      $              -
                                                ------------------     -----------------

EXPENSES
Organizational                                             10,323                73,813
Production testing                                        121,908               121,908
General and administrative                                697,901             1,096,742
                                                ------------------     -----------------
Total expenses                                            830,132             1,292,463
                                                ------------------     -----------------

(Loss) from start-up activities                          (830,132)           (1,292,463)
                                                ------------------     -----------------

OTHER INCOME (EXPENSE)
Interest expense                                          (62,835)              (70,186)
Interest income                                           125,517               125,517
Grant income                                              223,473               223,473
Other income                                               11,946                23,237
                                                ------------------     -----------------

Total other income                                        298,101               302,041
                                                ------------------     -----------------

NET (LOSS)                                      $        (532,031)     $       (990,422)
                                                ==================     =================

NET (LOSS) PER UNIT
BASIC and DILUTED                               $         (190.15)     $        (805.88)
                                                ==================     =================

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC and DILUTED                                           2,798                 1,229
                                                ==================     =================


           Please refer to accompanying Notes to Financial Statements.

                          Western Plains Energy, L.L.C.
                          (A Development Stage Company)
                     Statement of Changes in Members' Equity
                 July 10, 2001 (Inception) to December 31, 2003




                              Class A                   Class B              Class C          Class D
                               Units        Amount       Units     Amount     Units   Amount   Units    Amount
                               ------    ------------    -----   -----------    --   --------   ---    ---------
Balance, Inception,
  July 10, 2001                  --      $       --       --     $      --      --   $   --     --     $    --

Additional Paid in Capital       --              --       --            --      --       --     --          --

Class C units subscribed         --              --       --            --      50    250,000   --          --

Class D units issued             --              --       --            --      --       --      83      415,000

Net (loss)                       --              --       --            --      --       --     --          --
                               ------    ------------    -----   -----------    --   --------   ---    ---------

Balance, December 31, 2001       --              --       --            --      50    250,000    83      415,000

Net (loss)                       --              --       --            --      --       --     --          --
                               ------    ------------    -----   -----------    --   --------   ---    ---------

Balance, December 31, 2002       --              --       --            --      50    250,000    83      415,000

Beneficial conversion option      166         415,000     --            --      --       --     (83)    (415,000)

Units subscribed                2,122      10,610,000    1,744     8,720,000    --       --     --          --

Subscriptions forfeited            (2)        (10,000)    --            --      --       --     --          --

Offering costs                   --          (104,860)    --         (79,105)   --       --     --          --

Subscriptions paid               --              --       --            --      --       --     --          --

Net (loss)                       --              --       --            --      --       --     --          --
                               ------    ------------    -----   -----------    --   --------   ---    ---------

Balance December 31, 2003       2,286    $ 10,910,140    1,744   $ 8,640,895    50   $250,000   --     $    --
                               ======    ============    =====   ===========    ==   ========   ===    =========

                              TABLE CONTINUED BELOW


                          Western Plains Energy, L.L.C.
                          (A Development Stage Company)
                     Statement of Changes in Members' Equity
                 July 10, 2001 (Inception) to December 31, 2003

                                    CONTINUED
                                    ---------
                                                                              (Deficit)
                                                                             Accumulated
                                                                              During the
                                 Additional     Subscription   Discount on   Development
                                Paid In Capital  Receivable    Class D Units   Stage          Total
                                   ---------    ------------    ---------    ---------    ------------
Balance, Inception,
  July 10, 2001                    $    --      $       --      $    --      $    --      $       --

Additional Paid in Capital            19,500            --           --           --            19,500

Class C units subscribed                --          (225,000)        --           --            25,000

Class D units issued                 415,000            --       (415,000)        --           415,000

Net (loss)                              --              --           --       (153,370)       (153,370)
                                   ---------    ------------    ---------    ---------    ------------

Balance, December 31, 2001           434,500        (225,000)    (415,000)    (153,370)        306,130

Net (loss)                              --              --           --       (305,021)       (305,021)
                                   ---------    ------------    ---------    ---------    ------------

Balance, December 31, 2002           434,500        (225,000)    (415,000)    (458,391)          1,109

Beneficial conversion option        (415,000)           --        415,000         --              --

Units subscribed                        --       (17,212,000)        --           --         2,118,000

Subscriptions forfeited                1,000           9,000         --           --              --

Offering costs                       (20,500)           --           --           --          (204,465)

Subscriptions paid                      --        17,428,000         --           --        17,428,000

Net (loss)                              --              --           --       (532,031)       (532,031)
                                   ---------    ------------    ---------    ---------    ------------

Balance December 31, 2003          $    --      $       --      $    --      $(990,422)   $ 18,810,613
                                   =========    ============    =========    =========    ============

           Please refer to accompanying Notes to Financial Statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2003
       AND THE PERIOD FROM JULY 10, 2001 (INCEPTION) TO DECEMBER 31, 2003

                                                                                                    Inception to
                                                                                   2003           December 31, 2003
                                                                             ----------------    ------------------
OPERATING ACTIVITIES
  Net (loss)                                                                 $       (532,031)    $        (990,422)
  Amortization                                                                         12,662                12,662
Changes in assets and liabilities
  Deposits                                                                             32,500                     -
  Prepaid legal services                                                               12,494                     -
  Prepaid  expenses                                                                   228,114               (40,800)
  Accounts payable and accrued liabilities                                           (129,547)               70,672
  Accounts payable - related party                                                      3,750                 3,750
  Accounts payable - construction -related party                                    5,203,890             5,203,890
                                                                             ----------------    ------------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             4,831,832             4,259,752
                                                                             ----------------    ------------------

INVESTING ACTIVITIES
  Engineering costs paid                                                                    -                     -
  Purchase of land                                                                   (196,138)             (378,903)
  Option to purchase land and water rights                                              6,000                     -
  Purchase of grain handling equipment                                                 (4,690)               (4,690)
  Purchase of office equipment and furniture                                          (94,392)              (94,392)
  Construction in progress                                                        (33,637,295)          (33,637,295)
                                                                             ----------------    ------------------
    NET CASH (USED IN) INVESTING ACTIVITIES                                       (33,926,515)          (34,115,280)
                                                                             ----------------    ------------------

FINANCING ACTIVITIES
  Payment of financing fees                                                          (202,040)             (202,040)
  Payment of loan origination fees                                                   (362,107)             (362,107)
  Net proceeds from line of credit                                                          -               100,000
  Payment on line of credit                                                          (100,000)             (100,000)
  Proceeds from notes payable                                                      11,198,366            11,417,366
  Payment of notes payable                                                           (219,000)             (219,000)
  Cash paid for class A capital units                                              10,600,000            10,600,000
  Cash paid for class B capital units                                               8,720,000             8,720,000
  Cash paid for class C capital units                                                 225,000               250,000
  Cash paid for class D capital units                                                       -               415,000
  Additional paid in capital received                                                       -                19,500
  Offering costs paid for sale of capital units                                      (204,465)             (204,465)
                                                                             ----------------    ------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                      29,655,754            30,434,254
                                                                             ----------------    ------------------

NET INCREASE (DECREASE) IN CASH                                                       561,071               578,726

CASH - BEGINNING OF PERIOD                                                             17,655                     -
                                                                             ----------------    ------------------

CASH - END OF PERIOD                                                         $        578,726    $          578,726
                                                                             =================   ===================


SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for income taxes                                                 $              -    $                -
                                                                             =================   ===================
  Cash paid for interest                                                     $         58,962    $           58,962
                                                                             =================   ===================

Non-cash Investing and Financing Activities
Available-for-sale securities received with note payable                     $              -    $            1,000
                                                                             =================   ===================
Investment in industrial revenue bonds                                       $     18,633,290    $       18,633,290
                                                                             =================   ===================
Lease obligation                                                             $     18,633,290    $       18,633,290
                                                                             =================   ===================
Deposit received in escrow for Class C Units                                 $              -    $           25,000
                                                                             =================   ===================
Engineering costs incurred                                                   $              -    $  $        36,800
                                                                             =================   ===================

           Please refer to accompanying Notes to Financial Statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1 - NATURE OF OPERATIONS

Principal Business Activity

Western Plains Energy, L.L.C. (a Kansas limited liability company with its principal place of business in Gove County, Kansas) was organized to obtain equity ownership and debt financing to construct, own and operate a 30 million gallon ethanol plant. Western Plains Energy, L.L.C. (the Company) was organized on July 10, 2001. Prior to July 10, 2001, costs occurred related to a feasibility study and other organizational activities. The Company has assumed the expenses and other agreement related to these activities, and has reflected the effects of these transactions in the accompanying financial statements.

As of December 31, 2003, the Company is in the development stage with its current efforts being principally devoted to construction, organizational and financing activities.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from the production of ethanol and related products will be recorded upon delivery to customers. Interest income is recognized as earned. Income from government grant programs is recognized as costs are incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Land Option and Engineering Services

Costs incurred for the purchase of land or for land option agreements are capitalized. Engineering costs that relate to future acquisition of property and equipment are capitalized. Depreciation or amortization of engineering costs occurs over the estimated useful life of the related asset when the related assets are placed in service.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of assets is computed using the straight-line method over the following estimated useful lives:

         Plant and equipment                   5 - 31.5 years
         Office equipment and furniture               7 years
         Grain handling equipment                 5 - 7 years

                          WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


There was no depreciation expense recorded in 2003, as the plant was not placed into service until January 2004.

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

Organizational and Start-Up Costs

Organizational and start-up costs are expensed as incurred. Organizational costs consist of amounts related to the formation of the Company. Start-up costs consist of amounts incurred during the development stage related to the operation and management of the Company, which do not qualify as a capitalized cost.

Offering Costs

Costs incurred related to the initial public offering of Class A and Class B capital units are recorded as prepaid offering costs until the subscriptions for Class A and Class B capital units related to the offering have been accepted by the Company. Prepaid offering costs are allocated to members' equity in proportion to the number of units issued versus the total number of units issuable from the Company's offering. Offering costs include direct costs related to the offering such as legal fees, registration costs and other direct costs associated with the offering.

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

Concentration of Credit Risk

The Company's cash balances are maintained in bank depositories and periodically exceed federally insured limits. At December 31, 2003, the Company's balances exceeded insured limits by $391,801.

                          WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



Available-for-Sale Securities

Investments are recorded at cost, as there are no quoted market prices for the securities held by the Company.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued liabilities, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company's capital lease obligation approximated its fair value based on the current market conditions for similar debt instruments.

Income Taxes

The Company is organized as a limited liability company under state law. As a limited liability company that has elected to be taxed as a partnership, the Company's earnings pass through to the members and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.

Earnings Per Capital Unit

For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance.

Segment Information

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS 131, "Reporting Comprehensive Income," which requires the reporting of all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. This encompasses unrealized gains and losses from available-for-sale securities held. There was no comprehensive income recorded during the period, as there was no change in the fair value of investments.

                          WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively after that date. The adoption of SFAS 149 is not expected to have a material effect on the financial statements.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

                          WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 3 - LAND

In February 2002, the Company purchased land and water appropriation rights for $182,765, including closing costs and previously paid deposits. The Company has entered into an agreement to lease back approximately 137 acres to one of the sellers under a five-year operating lease.

The Company entered into an option to purchase a tract of land for the greater of $1,000 per acre or $100,000. The agreement required payment of $1,000, with the balance due upon exercise of the option and exchange of the properties. The option to purchase was exercised on February 12, 2003. In conjunction with the option to purchase land, the Company entered into an agreement to exchange the property subject to the above agreement plus $50,000 for water line, well and easements. Closing and other costs totaled $2,638.

During the year ended December 31, 2003, the Company exercised an option purchase land and water rights for a total of $43,500.


NOTE 4 - MEMBERS' EQUITY

As specified in the Company's Third Amended and Restated Operating Agreement, the Company has four classes of membership capital units: Class A, B, C and D. Capital units of each class are issued in denominations of $5,000.

Class A and Class B capital units were offered for sale in the public offering. A total of 3,967 Class A and B capital units were offered at a price of $5,000 per unit pursuant to a registration statement filed with the Securities and Exchange Commission, with a minimum of $15,735,000 and a maximum of $19,835,000 raised from such offering of units. Upon the execution of a subscription agreement for Class A Capital Units, a Person who purchased Class A Capital Units submitted (i) 10% of the total purchase price of the Person's subscription amount to the Company, which was deposited into the Company's Escrow Account for the Offering and (ii) an executed promissory note in the amount of the remaining 90% balance of such Person's subscription amount. Payments of amounts due under the promissory notes were subject to the call of the Board of Managers. Committed Capital due under the promissory note was contributed within 30 days from the date of call, during the year ended December 31, 2003.

                          WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


Upon default on certain obligations of members related to capital units, the Company has the right to redeem the member's interest at 10% of the price at which the Company originally offered the Capital Units for sale. If an investor defaults on the payment of the purchase price pursuant to a promissory note referenced above, the Company will have the right to retain all amounts paid by the investor as liquidated damages.

The Company's Class A capital units were offered only to producers of agricultural products, with a minimum purchase of two (2) Class A Capital Units per investor. The Company also offered to sell Class B capital units with a minimum purchase of seven (7) Class B capital units per investor. For the first 45 days of the offering, Class B capital units were only offered to purchasers of Class A capital units.

The offering was competed in the Spring of 2003 with 2,122 Class A and 1,744 Class B units sold for total proceeds of $19,330,000.

For Class C capital units subscribed in a private placement prior to the public offering, 10% of the offering price was due upon subscription with the remaining amount executed as a promissory note due subject to the call of the Board of Managers. The Company received a subscription for 50 Class C Units, totaling $250,000, from Ethanol Products, LLC. In accordance with the subscription agreement, a nonrefundable $25,000 was received by the Company and deposited into an escrow account during the year ended December 31, 2001. The remaining $225,000 of the subscription was received during the year ended December 31, 2003.

Class D capital units were offered for sale prior to the public offering at a price of $5,000 per unit to the members of the board of managers and certain others. Upon completion of the public offering, which occurred in March 2003, the Class D units automatically converted into two (2) Class A capital units. Total equity raised from the sale of Class D units was $415,000 during the year ended December 31, 2001.

The Company must approve all transfers or other dispositions of capital units.

Voting rights are one vote per member for Class A and D capital units, and one vote per unit for Class B and Class C capital units. Members elect the Board of Managers, and members must approve any merger or consolidation with another business entity, sale of substantially all of the Company's assets or voluntary dissolution. The Board of Managers decides all other matters regarding operation and management of the Company, including amendment of the Operating Agreement.

                          WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



Income and losses are allocated to members based on their respective percentage of membership interest. Distributions to members shall be no less than 20% of net cash from operations, as defined in the Operating Agreement, if net cash from operations is in excess of $500,000 on an annual basis, provided that any such distribution does not constitute or cause a default under any of the Company's loan documents or credit facilities.

Upon dissolution of the Company, and after the payment of all debts and liabilities of the Company, the assets shall be distributed to the unit holders ratably in proportion to the credit balances in their respective capital accounts for all classes of units.

Operating Agreement

During July 2003, the Board of Managers amended the Company's operating agreement. The amendment includes, among other things, provisions whereby a bankrupt member's interest may be redeemed at 90% of the fair market value of the units at the option of the Company.


NOTE 5 - ACCUMULATED DEFICIT PER CAPITAL UNIT

For purposes of calculating basic earnings (loss) per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance. The computation of diluted earnings (loss) per capital unit did not include the total number of Class D units on an as-if converted basis and Class C units subscribed for but not issued. These dilutive securities are not included in the computation of outstanding capital units because the inclusion of these units would have an anti-dilutive effect on the computation of earnings (loss) per capital unit.


NOTE 6 - FINANCING ARRANGEMENTS

Line of Credit

On August 26, 2002, the Company established a $100,000 revolving line of credit with the First National Bank of Quinter, Kansas. The outstanding balances bear interest at the bank's prime rate plus 2%. Interest is due on a quarterly basis. All outstanding balances were due at the maturity date of August 26, 2003. Certain assets of the Company secured the line. The Line was paid in full during the year ended December 31, 2003.

                          WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003




Advance payable

During January 2003, the Company received an advance of $250,000 from ICM, Inc. The advance was due on demand; bears interest at 6% and is secured by property. The advance was repaid on April 11, 2003 with interest of $4,192.

Notes Payable

The Company had an outstanding loan of $100,000 from the Kansas Department of Commerce and Housing. The loan was non-interest bearing through the later of 7 days following the release from escrow of proceeds of the initial public offering to the Company or September 1, 2003. In the event the proceeds of the offering were not released from escrow by September 1, 2003, the loan bears interest at 7.75% from September 1, 2003 through repayment, due 7 days after the release of the offering proceeds from escrow. The Company repaid the balance of this note on April 28, 2003.

In February 2002, the Company entered into a 5% note payable with Farm Credit Services for $120,000. The note was due in annual installments of $27,717, including interest, with the final installment due on March 1, 2007, and was secured by land. As a portion of the proceeds from the note, the Company received 200 shares of Farm Credit Services stock at a cost of $1,000. During the year ended December 31, 2003 the note was repaid in full.

Construction and permanent financing commitment

During July 2003, the Company entered into a credit agreement with Ag Country Farm Credit Services, FLCA (AgCountry) that established a $22,000,000 (or 55% of construction costs, whichever is less) multiple-advance, non-revolving construction loan for construction of the ethanol plant. The construction note has an expiration date of August 1, 2004, with the amount outstanding converted into a permanent term loan to be amortized over a 10 year period. Up to $5,000,000 of this note may be converted to a revolving credit facility to reduce interest costs and to aid cash management. During construction, interest-only payments equal to LIBOR plus 4% will be due monthly. Upon completion of construction, the term loan will be repaid in 40 quarterly principal payments plus accrued interest based on the applicable interest rate. The revolving credit facility will have annual step-downs equal to 10% of the note's original commitment. The terms also require additional payment of principal equal to 40% of annual free cash flow as defined by the credit agreement, not to exceed $2,000,000 annually. The note is subject to certain restrictive covenants, and requires payment of origination, participation and other fees totaling $337,107 and an annual administrative fee of $25,000. The $362,107 of financing costs will be amortized over the live of the loan (10 years), commencing with the loan's conversion into a permanent loan no later than August 1, 2004. The annual administrative fee is amortized over 12 months and $10,417 was expensed during the year ended December 31, 2003. Pursuant to this credit agreement the Company was advanced $11,152,964 through December 31, 2003. Accrued interest at December 31, 2003 was $45,402.

                          WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE 7 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Board of Managers has entered into various agreements regarding the formation, operation and management of the Company. Significant agreements are as follows:

Consulting Agreement

The Company has entered into a consulting agreement with Val-Add Service Corporation (Val-Add). The consulting agreement provides for a base fee of $5,000 per month plus expenses and a travel allowance for assistance in negotiating  and  financing  the ethanol  plant.  This  agreement  also includes
provisions   whereby  Val-Add  is  eligible  for  bonuses  totaling  $60,000  at completion of duties outlined in the agreement. Either party may terminate the agreement with 10 days notice.

A separate agreement with Val-Add provides for certain administrative services. The fee for these services is $25 per hour, plus a flat monthly fee of $50, plus out of pocket expenses. Either party with 10 days advance notice may terminate the agreement. The Company recognized approximately $13,000 of consulting expenses related to this agreement for the year ended December 31, 2003.

Both agreements were terminated during the year ended December 31, 2003.

Energy Management Services

The Company has entered into an agreement with U.S. Energy Service, Inc. for energy management and engineering services. The initial term of the agreement expired on August 31, 2003, and is renewable for one-year terms unless terminated by either party with 30 days advance notice. The agreement provides for fees of $2,800 per month.

Sales Service Agreement

The Company has entered into an agreement with ICM Marketing, Inc., for the sale of the bulk feed grade products (distiller's grains) produced from the plant. The agreement expires October 1, 2004, and is automatically renewed for one-year terms unless either party provides written notice 90 days prior to expiration of the agreement. Under the terms of the agreement, ICM Marketing, Inc. would purchase all products at a price equal to 98% of the selling price, less applicable freight. If the product is sold to members of the Company, the price is set at 98.5% of the selling price, less applicable freight. ICM Marketing, Inc. is responsible for billing and account servicing of the product sales and for losses related to non-payment unless such non-payment relates to substandard products. This agreement was subsequently assigned to United Bio Energy, LLC an affiliate of ICM Marketing, Inc.

                          WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



Ground Water Services

The Company entered into an agreement to secure rights to ground water for the ethanol plant. The agreement requires a payment of $15,000 for the rights; of which $7,500 was payable upon execution of the agreement and the remainder is payable 7 days prior to commencement of the drilling of the water well by the Company. In addition, the agreement requires payments of $1,050 per quarter during the first 15 years of the agreement, commencing with pumping of the well, with the parties renegotiating the quarterly fee after the first 15 years of the agreement. The agreement has a 20-year term commencing with pumping of the well, with renewal for successive 5-year periods unless notice of termination is provided 60 days prior to expiration of the agreement. Minimum payments related to pumping water from the well are $4,200 per year, with a total commitment of $63,000 during the first 15 years of the agreement.

Marketing Agreements

The Company entered into an agreement with Ethanol Products, LLC, for the marketing of the Company's ethanol and certain administrative services. The agreement has a term of 5 years and commences upon start of ethanol production, with a fee of $.01 per gallon of ethanol produced. The agreement is renewable for 5-year terms unless notice of termination has been delivered at least 90 days prior to expiration.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has reimbursed members of the Board of Managers for certain expenses incurred by the Company and paid by the members of the Board of Managers during the development stage. Expense reimbursements for the year ended December 31, 2003 totaled $21,750 of which $3,500 was unpaid at December 31, 2003.

A principal owner of Val-Add is also one of the initial Class D members of the Company. Ethanol Products, LLC owns all 50 Class C capital units, purchased for $250,000.

ICM, Inc., the general contractor for the plant, advanced $250,000 to the Company in the first quart of 2003; the amount was repaid in April 2003 with $4,192 of accrued interest (See Note 6).

The President of ICM owns or is the beneficial owner of 200 Class B capital units.

                          WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



A company controlled by Richard Sterrett, CFO of the Company received office rent of $1,000 per month from August 2002 to November 2003.


NOTE 9 - GRANT

In January 2003, the Company received a value-added agricultural product market development grant from the United States Department of Agriculture, Rural Development. The grant provides matching funds not to exceed $290,610 for working capital expenses. During the year ended December 31, 2003 $223,473 was applied for and received under this grant.


NOTE 10 - SALE / LEASEBACK TRANSACTION

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site. As part of the financing, title to the plant site and improvements have been transferred to Gove County, as security for the repayment of the bonds, and the Company is leasing back the site in an amount that is equal to the amount of interest to be paid on the Gove County bonds. AgCountry consented to this transaction, and the bonds have been pledged to AgCountry as security for any obligations under the AgCountry Credit Agreement. As part of the financing, the Company paid the bond underwriter, W.R. Taylor, $160,000 and agreed to pay an additional $40,000 only if the bonds are converted to a variable rate and remarketed by W.R. Taylor. The maximum principal amount of the bonds is $32,000,000. The bonds were initially issued in the principal amount of $15,256,282, which is the amount of the Company's expenditures on the plant as of August 31, 2003. An additional $3,377,008 of bonds was issued in November 2003. Additional project costs of $15,004,005 were expended through December 31, 2003 for which $13,366,710 is eligible to be submitted to the bond trustee for additional bond issuances.

The $160,000 of financing fees paid to the bond underwriter and $42,040 of legal and other cost associated with the bond closing will be amortized over the 30-year life of the bonds. $2,245 of amortization expense was recognized during the year ended December 31, 2003.

The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st. This interest income is directly offset by the lease payments on the plant. Both the bond and the corresponding lease have terms of 30 years. The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the year ended December 31, 2003 was $85,234. This amount is equal to the lease expense of the plant.

                          WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE 11 - CONCENTRATION OF CUSTOMERS

The Company will sell essentially all of its products to two marketers, which in turn sell to other purchasers. The Company has executed an exclusive marketing agreement with Ethanol Products LLC ("Ethanol Products") of Wichita, Kansas to market the ethanol produced at our plant. The agreement is effective for an initial term of five years beginning January 2004 and is automatically renewable for subsequent five-year terms unless terminated by either party prior to expiration. Ethanol Products has agreed to purchase all of the ethanol that is produced at the plant. Ethanol Products will be solely responsible for determining the price and terms at which the ethanol acquired from the plant will be sold and to whom it will be sold. In the event that the relationship with Ethanol Products is interrupted for any reason, the Company believes that it would be able to locate another entity to market the ethanol. However, any interruption could temporarily disrupt the sale of the Company's principal product and adversely affect its operations.

The Company also has executed an exclusive agreement with ICM Marketing, Inc. to market all of the distiller's grains produced at the plant. The rights and obligations of ICM under that agreement were subsequently assigned to United Bio Energy, LLC ("UBE"). The initial term of the agreement with UBE is three years expiring October 1, 2006 and will automatically renew for additional one-year terms unless terminated by the Company or UBE following 90 days advance written notice. As with the marketing arrangement with Ethanol Products, any interruption in the relationship with UBE could temporarily affect the Company's business, although it is believed that the Company could find another entity to market the grains.


NOTE 12 - REGULATION

The construction of the plant required various state and local permits to comply with existing governmental regulations designed to protect the environment and worker safety. While the Company is subject to regulations on emissions of the United States Environmental Protection Agency ("EPA"), current EPA rules do not require us to obtain any permits or approvals in connection with the construction and operation of the Company's business. However, state and federal rules can and do change, and such changes could result in greater regulatory burdens on the Company.

The ethanol production will require the Company to emit a significant amount of carbon dioxide into the air. Current Kansas law regulating emissions does not restrict or prevent the Company from emitting carbon dioxide gas into the air, but this could change in the future.

                          WESTERN PLAINS ENERGY, L.L.C.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


The Company obtained what is believed all the necessary air and water permits to operate the plant, including a permit to discharge wastewater from the plant.

In addition to the foregoing regulations affecting air and water quality, the Company is subject to regulation for fuel storage tanks. If the Company is found to have violated federal, state or local environmental regulations in the future, the Company could incur liability for clean-up costs, damage claims from third parties and civil or criminal penalties that could adversely affect its business.

                          WESTERN PLAINS ENERGY, L.L.C.

                              FINANCIAL STATEMENTS
                              FOR THE PERIODS ENDED
                           DECEMBER 31, 2002 AND 2001



WESTERN PLAINS ENERGY, L.L.C.

Table of Contents

--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----

INDEPENDENT AUDITOR'S REPORT.................................................1

FINANCIAL STATEMENTS
     Balance Sheets..........................................................2
     Statements of Operations................................................3
     Statements of Changes in Members' Equity................................4
     Statements of Cash Flows................................................5
     Notes to Financial Statements...........................................6

                          INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------



The Board of Managers
Western Plains Energy, L.L.C.
Quinter, Kansas


We have audited the accompanying balance sheets of Western Plains Energy, L.L.C., (a development stage limited liability company) as of December 31, 2002 and 2001, and the related statements of operations, changes in members' equity and cash flows for the year ended December 31, 2002, for the period from July 10, 2001 (inception) through December 31, 2001 and the cumulative period from July 10, 2001 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



/s/ Eide Bailly LLP
-----------------------
Bloomington, Minnesota
January 14, 2003

WESTERN PLAINS ENERGY, L.L.C.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------------


                                                                 2002         2001
                                                               ---------    ---------
ASSETS

CURRENT ASSETS
  Cash                                                         $  17,655    $ 243,031
  Prepaid offering costs                                         215,305       64,043
  Prepaid legal services                                          12,494       59,990
  Prepaid expenses                                                 3,500       27,250
  Deposits for Class C Units in escrow                            25,000       25,000
  Deposits for land                                                 --         17,837
                                                               ---------    ---------
    Total current assets                                         273,954      437,151
                                                               ---------    ---------

LAND                                                             182,765         --
                                                               ---------    ---------

OTHER ASSETS
  Prepaid engineering costs                                       50,109        9,200
  Contract deposits                                                7,500        7,500
  Land options                                                     6,000        6,000
  Available-for-sale securities                                    1,000         --
                                                               ---------    ---------
                                                               ---------    ---------
                                                                  64,609       22,700
                                                               ---------    ---------

TOTAL ASSETS                                                   $ 521,328    $ 459,851
                                                               =========    =========

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $ 148,204    $  43,321
  Accounts payable - related party                                  --            100
  Accrued liabilities                                             50,160       10,300
  Deferred rent                                                    1,855         --
  Line of credit                                                 100,000         --
  Current portion of notes payable                               121,700      100,000
                                                               ---------    ---------
    Total current liabilities                                    421,919      153,721
                                                               ---------    ---------

NOTES PAYABLE, LESS CURRENT MATURITIES                            98,300         --
                                                               ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 7)

MEMBERS' EQUITY
  Class C Capital Units, 50 authorized and 0 outstanding         250,000      250,000
      Less:  Subscription for Class C Units                     (225,000)    (225,000)
  Class D Capital Units, 83 units authorized and outstanding     415,000      415,000
      Less:  Discount on Class D Units                          (415,000)    (415,000)
  Additional Paid In Capital                                     434,500      434,500
  Deficit accumulated during development stage                  (458,391)    (153,370)
                                                               ---------    ---------
    Total members' equity                                          1,109      306,130
                                                               ---------    ---------

TOTAL LIABILITIES AND MEMBERS' EQUITY                          $ 521,328    $ 459,851
                                                               =========    =========

                        See Notes to Financial Statements

WESTERN PLAINS ENERGY, L.L.C.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------
                                                            Period From          Period From
                                                            July 10, 2001        July 10, 2001
                                     For Year Ended        (Inception) to       (Inception) to
                                    December 31, 2002     December 31, 2001    December 31, 2002
                                    -----------------     -----------------    -----------------
REVENUE                             $            --       $            --      $            --
                                    -----------------     -----------------    -----------------

EXPENSES
Organizational expenses                        21,232                42,258               63,490
Start-up expenses                             287,729               111,112              398,841
                                    -----------------     -----------------    -----------------
         Total expenses                       308,961               153,370              462,331
                                    -----------------     -----------------    -----------------

LOSS FROM
     Start-up activities                     (308,961)             (153,370)            (462,331)

     Other income (expense)
         Interest expense                      (7,351)                 --                 (7,351)
         Other income                          11,291                  --                 11,291
                                    -----------------     -----------------    -----------------

             Total other income                 3,940                  --                  3,940
                                    -----------------     -----------------    -----------------

DEFICIT ACCUMULATED DURING
     DEVELOPMENT STAGE              $        (305,021)    $        (153,370)   $        (458,391)
                                    =================     =================    =================

DEFICIT ACCUMULATED PER UNIT
     BASIC AND DILUTED              $          (3,675)    $         (15,337)
                                    =================     =================

WEIGHTED AVERAGE UNITS
     OUTSTANDING
     BASIC AND DILUTED                             83                    10
                                    =================     =================

                        See Notes to Financial Statements

WESTERN PLAINS ENERGY, L.L.C.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN MEMBERS' EQUITY

(TABLE SPLIT - SEE BELOW)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                    Capital Units
                              -----------------------------------------------------------------------------------------------------
                                      Class A                  Class B                     Class C                  Class D
                              -----------------------  -----------------------     -----------------------  -----------------------
                                Units         Amount     Units        Amount         Units        Amount      Units         Amount
                              ---------     ---------  ---------     ---------     ---------     ---------  ---------     ---------
Balance, July 10, 2001,
  Inception                        --       $    --         --       $    --            --       $    --         --       $    --

Additional paid in
  capital received                 --            --         --            --            --            --         --            --

Class C units subscribed           --            --         --            --            --         250,000       --            --

Class D units issued with
  2 for 1 conversion feature       --            --         --            --            --            --           83       415,000

Deficit accumulated during
  the development stage            --            --         --            --            --            --         --            --
                              ---------     ---------  ---------     ---------     ---------     ---------  ---------     ---------

Balance, December 31, 2001                                  --       $    --            --       $ 250,000         83     $ 415,000

Deficit accumulated during
  the development stage            --            --         --            --            --            --         --            --
                              ---------     ---------  ---------     ---------     ---------     ---------  ---------     ---------

Balance, December 31, 2002         --       $    --         --       $      --          --       $ 250,000         83     $ 415,000
                              =========     =========  =========     =========     =========     =========  =========     =========

(continued below)

WESTERN PLAINS ENERGY, L.L.C.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN MEMBERS' EQUITY

(TABLE SPLIT - CONTINUED)

-------------------------------------------------------------------------------------------------------------------

                                                                                Deficit
                                                  Class C                     Accumulated
                                  Additional        Unit        Discount on     During The
                                   Paid In      Subscription      Class D      Development       Total
                                   Capital       Receivable       Units         Stage           Amount
                                  ---------      ---------      ---------      ---------      ---------
Balance, July 10, 2001,
  Inception                       $    --        $    --        $    --        $    --        $    --

Additional paid in
  capital received                   19,500           --             --             --           19,500

Class C units subscribed               --         (225,000)          --             --           25,000

Class D units issued with
  2 for 1 conversion feature        415,000           --         (415,000)          --          415,000

Deficit accumulated during
  the development stage                --             --             --         (153,370)      (153,370)
                                  ---------      ---------      ---------      ---------      ---------

Balance, December 31, 2001        $ 434,500      $(225,000)     $(415,000)     $(153,370)     $ 306,130

Deficit accumulated during
  the development stage                --             --             --         (305,021)      (305,021)
                                  ---------      ---------      ---------      ---------      ---------

Balance, December 31, 2002        $ 434,500      $(225,000)     $(415,000)     $(458,391)     $   1,109
                                  =========      =========      =========      =========      =========

                        See Notes to Financial Statements

WESTERN PLAINS ENERGY, L.L.C.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
                                                                                 Period From            Period From
                                                                                July 10, 2001          July 10, 2001
                                                         For Year Ended        (Inception) to         (Inception) to
                                                       December 31, 2002      December 31, 2001      December 31, 2002
                                                       -----------------      -----------------      -----------------
OPERATING ACTIVITIES
     Deficit accumulated during development stage      $        (305,021)     $        (153,370)     $        (458,391)
     Changes in assets and liabilities
         Prepaid legal services                                   47,496                (59,990)               (12,494)
         Prepaid expenses                                        (11,159)               (27,250)               (45,609)
         Accounts payable and accrued liabilities                146,498                 46,521                200,219
                                                       -----------------      -----------------      -----------------

NET CASH USED FOR OPERATING
   ACTIVITIES                                                   (122,186)              (194,089)              (316,275)
                                                       -----------------      -----------------      -----------------

INVESTING ACTIVITIES
     Contract deposits                                              --                   (7,500)                (7,500)
     Engineering costs paid                                       (6,000)                (2,000)                (8,000)
     Deposits for land                                              --                  (17,837)               (17,837)
     Purchase of land                                           (164,928)                  --                 (164,928)
     Option to purchase land and water rights                       --                   (6,000)                (6,000)
                                                       -----------------      -----------------      -----------------

NET CASH USED FOR INVESTING
   ACTIVITIES                                                   (170,928)               (33,337)              (204,265)
                                                       -----------------      -----------------      -----------------

FINANCING ACTIVITIES
     Borrowings on line of credit                                100,000                   --                  100,000
     Proceeds from note payable                                  119,000                100,000                219,000
     Class D units issued                                           --                  415,000                415,000
     Offering costs paid                                        (151,262)               (64,043)              (215,305)
     Additional paid in capital received                            --                   19,500                 19,500
                                                       -----------------      -----------------      -----------------

NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                                   67,738                470,457                538,195
                                                       -----------------      -----------------      -----------------

NET INCREASE (DECREASE) IN CASH                                 (225,376)               243,031                 17,655

CASH - beginning of period                                       243,031                   --                     --
                                                       -----------------      -----------------      -----------------

CASH - end of period                                   $          17,655      $         243,031      $          17,655
                                                       =================      =================      =================

SUPPLEMENTAL DISCLOSURES OF
  NON-CASH INVESTING AND FINANCING
  ACTIVITIES
     Deposits received in escrow for Class C Units     $            --        $          25,000      $          25,000
                                                       =================      =================      =================
     Engineering costs incurred                        $          27,600      $           9,200      $          36,800
                                                       =================      =================      =================

     Securities received in conjunction with
       proceeds from bank note payable                 $           1,000      $            --        $           1,000
                                                       =================      =================      =================

                        See Notes to Financial Statements

WESTERN PLAINS ENERGY, L.L.C.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

                                        6
(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Offering Costs

Costs incurred related to the initial public offering of Class A and Class B capital units are recorded as prepaid offering costs until the subscriptions for Class A and Class B capital units related to the offering have been accepted by the Company. Prepaid offering costs are allocated to members' equity in proportion to the number of units issued versus the total number of units issuable from the Company's offering. Offering costs include direct costs related to the offering such as legal fees, registration costs and other direct costs associated with the offering.

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

Concentration of Credit Risk

The Company's cash balances are maintained in bank depositories and periodically exceed federally insured limits.

Available-for Sale Securities

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

Income Taxes

The Company is organized as a limited liability company under state law. As a limited liability company that has elected to be taxed as a partnership, the Company's earnings pass through to the members and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.

Additional Paid In Capital

The Company received amounts from various entities to assist in funding the Company's formation and development. The Company is under no obligation to issue capital units related to these receipts and has recorded these amounts as additional paid-in capital.

                                        7
(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS No. 146). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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


Note 4 - MEMBERS' EQUITY

As specified in the Company's Operating Agreement, the Company will initially have four classes of membership capital units: Class A, B, C and D. Capital units of each class are issued in denominations of $5,000.

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

                                        8
(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

Upon default on certain obligations of members related to capital units, the Company has the right to redeem the member's interest at 10% of the price at which the Capital Units were originally offered for sale by the Company. If an investor defaults on the payment of the purchase price pursuant to a promissory note referenced above, the Company will have the right to retain all amounts paid by the investor as liquidated damages.

The Company must approve all transfers or other dispositions of capital units.

Voting rights are one vote per member for Class A and D capital units, and one vote per unit for Class B and Class C capital units. The Board of Managers is elected by members, and members must approve any merger or consolidation with another business entity, sale of substantially all of the Company's assets or voluntary dissolution. All other matters regarding operation and management of the Company, including amendment of the Operating Agreement, are decided by the Board of Managers.

Income and losses are allocated to members based on their respective percentage of membership interest. Distributions to members shall be no less than 20% of net cash from operations, as defined in the Operating Agreement, if net cash from operations is in excess of $500,000 on an annual basis, provided that any such distribution does not constitute or cause a default under any of the Company's loan documents or credit facilities.

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


Note 5 - ACCUMULATED DEFICIT PER CAPITAL UNIT

For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance. In the computation of diluted earnings per capital unit, the total number of Class D units was not included on an as-if converted basis and Class C units subscribed for but not issued. As a result of the registration for the offer and sale of Class A and Class B capital units as of December 31, 2002, approximately 922 Class A and 408 Class B were subscribed for but not issued. These dilutive securities are not included in the computation of outstanding capital units because the inclusion of these units would have an antidilutive effect on the computation of earnings per share.

                                        9
(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 6 - FINANCING ARRANGEMENTS

Line of Credit

On August 26, 2002, the Company established a $100,000 revolving line of credit with the First National Bank of Quinter, Kansas. The outstanding balances bear interest at the bank's prime rate plus 2% (6.25% at December 31, 2002). Interest is due on a quarterly basis. All outstanding balances are due at the maturity date of August 26, 2003. The line is secured by certain assets of the Company. There was no availability under the revolving line of credit as of December 31, 2002.

Notes Payable

The Company has an outstanding loan of $100,000 from the Kansas Department of Commerce and Housing. The loan is non-interest bearing through the later of 7 days following the release from escrow of proceeds of the offering to the Company or September 1, 2003. In the event the proceeds of the offering are not released from escrow by September 1, 2003, the loan bears interest at 7.75% from September 1, 2003 through repayment, due 7 days after the release of the offering proceeds from escrow. In the event escrow is not broken, repayment is not required as long as the proceeds were used in accordance with the terms of the agreement. Based on management's plans and the terms of the agreement, management estimates repayment of the loan by June 30, 2003. Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of the note is approximately $96,915 at December 31, 2002.

In February 2002, the Company entered into a 5% note payable with Farm Credit Services for $120,000. The note is due in annual installments of $27,717, including interest, with the final installment due on March 1, 2007, and is secured by land. As a portion of the proceeds from the note, the Company received 200 shares of Farm Credit Services stock at a cost of $1,000.

Long-term notes payable maturities are as follows:

                          Year Ending
                          December 31,            Amount
                                                ----------
                             2003               $ 121,700
                             2004                  22,802
                             2005                  23,942
                             2006                  25,139
                             2007                  26,417
                                                ----------
                                                  220,000
                Less current maturities          (121,700)
                                                ----------

                                                $  98,300
                                                ==========

                                       10
(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 7 - INCOME TAXES

The differences between the financial statement basis and tax basis of assets as of December 31, is as follows:

                                                2002         2001
                                              --------     --------
      Financial statement basis of assets $521,293 $459,851 Plus organization and startup cost,
           net of tax amortization             444,101      153,370
                                              --------     --------

           Tax basis of assets                $965,394     $613,221
                                              ========     ========


There were no differences between the financial statement basis and tax basis of the Company's liabilities.


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

Land Option Agreements

The Company entered into an option to purchase a tract of land for the greater of $1,000 per acre or $100,000. The agreement required a payment of $1,000, with the balance due upon exercise of the option and exchange of the properties. The option to purchase expires March 1, 2003.


                                       11
(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Sales Service Agreement

The Company has entered into an agreement with ICM Marketing, Inc., for the sale of the bulk feed grade products (distiller's grains) produced from the plant. The agreement expires October 1, 2004, and is automatically renewed for one year terms unless either party provides written notice 90 days prior to expiration of the agreement. Under the terms of the agreement, ICM Marketing, Inc. would purchase all products at a price equal to 98% of the selling price, less applicable freight. If the product is sold to members of the Company, the price is set at 98.5% of the selling price, less applicable freight. ICM Marketing, Inc. is responsible for billing and account servicing of the product sales and for losses related to non payment unless such non payment relates to substandard products.

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

Marketing Agreement

The Company entered into an agreement with Ethanol Products, LLC, for the marketing of the Company's ethanol and certain administrative services. The agreement has a term of 5 years and commences upon start of ethanol production, with a fee of $.01 per gallon of ethanol produced. The agreement is renewable for 5 year terms unless notice of termination has been delivered at least 90 days prior to expiration.

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


                                       12
(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 9 - COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with SFAS No. 131, "Reporting Comprehensive Income," which requires the reporting of all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. This encompasses unrealized gains and losses from available-for-sale securities held. There was no comprehensive income recorded during the period as there was no change in the fair value of investments.


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


Note 11 - SUBSEQUENT EVENTS

In January 2003, the Company received a value-added agricultural product market development grant from the United States Department of Agriculture, Rural Development. The grant provides matching funds not to exceed $290,610 for certain allowable expenses during the development of the ethanol plant.

In January 2003, the Company entered into a 6% note payable with ICM for $250,000 that is secured by property that was purchased subsequent to year-end. This property was previously under option for purchase (See Note 8). The outstanding balance is due on demand.

                                INDEX TO EXHIBITS

------------- ------------------------------------ ----------- -------------------------------------------------------
Exhibit No.   Description                            Filed     Incorporated Herein by Reference
                                                    Herewith
------------- ------------------------------------ ----------- -------------------------------------------------------
3.1(i)        Articles of Organization                         Appendix A to the Issuer's Prospectus filed with the
                                                               Commission pursuant to Rule 424(b)(3) on June 11,
                                                               2002 (File No. 333-74982)

------------- ------------------------------------ ----------- -------------------------------------------------------
3.1(ii)       Third Amended and Restated                       Exhibit 3 to the Issuer's Form 10-QSB for the quarter
              Operating Agreement                              ended June 30, 2003

------------- ------------------------------------ ----------- -------------------------------------------------------
4.1           Form of Class A Capital Unit                     Exhibit 4.1 to the  Issuer's  Form SB-2 filed with the
              Certificate                                      Commission on December 12, 2001 (File No. 333-74982)

------------- ------------------------------------ ----------- -------------------------------------------------------
4.2           Form or Class B Capital Unit                     Exhibit 4.2 to the  Issuer's  Form SB-2 filed with the
              Certificate                                      Commission on December 12, 2001 (File No. 333-74982)

------------- ------------------------------------ ----------- -------------------------------------------------------
4.3           Form of Class C Capital Unit                     Exhibit 4.3 to the  Issuer's  Form SB-2 filed with the
              Certificate                                      Commission on December 12, 2001 (File No. 333-74982)

------------- ------------------------------------ ----------- -------------------------------------------------------
4.4           Form of Class D Capital Unit                     Exhibit 4.4 to the  Issuer's  Form SB-2 filed with the
              Certificate                                      Commission on December 12, 2001 (File No. 333-74982)

------------- ------------------------------------ ----------- -------------------------------------------------------
4.5           Form of Subscription Agreement                   Appendix C to the Issuer's  Prospectus  filed with the
              (Classes A and B)                                Commission  pursuant  to Rule  424(b)(3)  on June  11,
                                                               2002 (File No. 333-74982)

------------- ------------------------------------ ----------- -------------------------------------------------------
4.6           Form of Subscription Agreement                   Exhibit 4.6 to the Issuer's Form SB-2 filed with the
              (Class D)                                        Commission  on December  12,  2001 (File No. 333-74982)

------------- ------------------------------------ ----------- -------------------------------------------------------
10.1          Credit Agreement with AgCountry                  Exhibit  10.1  to the  Issuer's  Form  10-QSB  for the
              Farm Credit Services, FLCA, dated                quarter ended June 30, 2003
              July 29, 2003

------------- ------------------------------------ ----------- -------------------------------------------------------
10.2          Letter of Understanding with ICM,                Exhibit  10.2  to the  Issuer's  Form  10-QSB  for the
              Inc., dated November 16, 2001                    quarter ended June 30, 2003

------------- ------------------------------------ ----------- -------------------------------------------------------
10.3          Service Agreement with Val-Add                   Exhibit 10.3 to the Issuer's Form SB-2 filed with the
              Service Corporation,  dated                      Commission on December 12, 2001 (File No. 333-74982)
              November 1, 2001
------------- ------------------------------------ ----------- -------------------------------------------------------
10.4          Consulting  Agreement  with  Val-Add             Exhibit 10.4 to the Issuer's Form  SB-2  filed  with
              Service Corporation, dated June                  the Commission on December 12, 2001 (File No. 333-74982)
              27, 2001
------------- ------------------------------------ ----------- -------------------------------------------------------
10.5          DDGS/DWGS Marketing Agreement with               Exhibit 10.5 to the Issuer's  Form SB-2 filed with the
              ICM Marketing, Inc., dated October               Commission on December 12, 2001 (File No. 333-74982)
              1, 2001
------------- ------------------------------------ ----------- -------------------------------------------------------


------------- ------------------------------------ ----------- -------------------------------------------------------
Exhibit No.   Description                            Filed     Incorporated Herein by Reference
                                                    Herewith
------------- ------------------------------------ ----------- -------------------------------------------------------
10.6          Ethanol  Marketing and Services                  Exhibit 10.6 to the Issuer's Form SB-2 filed with the
              Agreement with Ethanol Products,                 Commission on December 12, 2001 (File No. 333-74982)
              LLC, dated October 31, 2001
------------- ------------------------------------ ----------- -------------------------------------------------------
10.7          U.S. Energy Services Agreement,                  Exhibit 10.7 to the Issuer's  Form SB-2 filed with the
              dated September 12, 2001                         Commission on December 12, 2001 (File No. 333-74982)

------------- ------------------------------------ ----------- -------------------------------------------------------
10.9          Land Exchange  Agreement,  dated                 Exhibit 10.9 to the Issuer's Form SB-2 filed with the
              November 23, 2001                                Commission  on December 12, 2001 (File No. 333-74982)

------------- ------------------------------------ ----------- -------------------------------------------------------
10.10         Real Estate Purchase Agreement,                  Exhibit  10.10 to the  Issuer's  Form SB-2  filed with
              dated December 21, 2001                          the Commission on May 1, 2002 (File No. 333-74982)

------------- ------------------------------------ ----------- -------------------------------------------------------
10.11         Well Construction and Pumping                    Exhibit  10.11 to the  Issuer's  Form SB-2  filed with
              Agreement, dated November 19, 2001               the   Commission   on  December  12,  2001  (File  No.
                                                               333-74982)

------------- ------------------------------------ ----------- -------------------------------------------------------
10.12         Design/Build Agreement with ICM,                 Exhibit  10.12 to the  Issuer's  Form SB-2  filed with
              Inc., dated April 4, 2002                        the Commission on May 1, 2002 (File No. 333-74982)

------------- ------------------------------------ ----------- -------------------------------------------------------
31.1          Certifications pursuant to Rule         X
              13a-14(a) or 15d-14(a) under the
              Securities Exchange Act of 1934,
              as amended.
------------- ------------------------------------ ----------- -------------------------------------------------------
31.2          Certifications pursuant to Rule         X
              13a-14(a) or 15d-14(a) under the
              Securities Exchange Act of 1934,
              as amended.
------------- ------------------------------------ ----------- -------------------------------------------------------
32.1          Certifications pursuant to 18           X
              U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
------------- ------------------------------------ ----------- -------------------------------------------------------