Form 10QSB
period 2004-03-31
WESTERN PLAINS ENERGY LLC
filed 2004-05-20
CIK 1161049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended: March 31, 2004

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _____________ to  _____________


                         Commission file number 0-50714


                          Western Plains Energy, L.L.C.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)


             Kansas                                      48-1247506
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                    3022 County Road 18, Oakley, Kansas 67748
                    -----------------------------------------
                    (Address of principal executive offices)


                                 (785) 672-8810
                                 --------------
                           (Issuer's telephone number)


                                      N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No  [ ]
    ---     ---

As of May 17, 2004, 2,286 Class A Capital Units, 1,744 Class B Capital Units and 50 Class C Capital Units of the registrant were outstanding.


Transitional Small Business Disclosure Format:  Yes [ ]   No [X]
                                                    ---      ---

                          WESTERN PLAINS ENERGY, L.L.C.


                                      Index

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.     Balance Sheet (unaudited) at March 31, 2004                       1

            Statements of Operations (unaudited) for the three months
            ended March 31, 2003 and 2004                                     2

            Statements of Cash Flows (unaudited) for the three
            months ended March 31, 2003 and 2004                              3

            Notes to Financial Statements (unaudited)                         4

Item 2.     Management's Discussion and Analysis or Plan of Operation         6

Item 3      Controls and Procedures                                          11

Part II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders              11

Item 6.     Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                   13

                          WESTERN PLAINS ENERGY, L.L.C.
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS
Cash                                                               $  1,276,115
Accounts receivable                                                   1,767,827
Advances on grain                                                       453,600
Inventory                                                             1,218,537
Available-for-sale securities                                           196,088
Prepaid expenses                                                         48,242
                                                                   ------------
Total current assets                                                  4,960,409
                                                                   ------------

PROPERTY AND EQUIPMENT
Land                                                                    378,903
Land improvements                                                     2,172,879
Manufacturing equipment                                              31,681,701
Buildings                                                             1,122,489
Office equipment, furniture, fixtures                                   141,734
                                                                   ------------
                                                                     35,497,706
Less:  Accumulated depreciation                                      (1,632,557)
                                                                   ------------
                                                                     33,865,149
                                                                   ------------

OTHER ASSETS
Investment in Industrial Development Revenue Bonds                   32,000,000
Loan origination fees, net                                              345,440
Financing fees, net                                                     198,111
                                                                   ------------
                                                                     32,543,551
                                                                   ------------

TOTAL ASSETS                                                       $ 71,369,109
                                                                   ============


LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                   $    260,130
Accounts payable - related party                                          3,750
Accounts payable - construction - related party                       3,371,742
Accrued expenses and liabilities                                        514,460
Notes payable                                                        17,479,219
                                                                   ------------
Total current liabilities                                            21,629,301
                                                                   ------------

LEASE OBLIGATION                                                     32,000,000
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A Capital Units, 2,286 issued                                  10,910,140
Class B Capital Units, 1,744 issued                                   8,640,895
Class C Capital Units, 50 issued                                        250,000
Accumulated (deficit)                                                (2,061,227)
                                                                   ------------
Total members' equity                                                17,739,808
                                                                   ------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                              $ 71,369,109
                                                                   ============




          Please refer to accompanying notes to financial statements.



                          WESTERN PLAINS ENERGY, L.L.C.
                            STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                        2003           2004
                                                     -----------    -----------
REVENUE, NET                                         $        --    $ 7,919,188
COST OF SALES                                                 --      6,916,398
                                                     -----------    -----------
GROSS PROFIT                                                  --      1,002,790
                                                     -----------    -----------

EXPENSES
General and administrative expenses                           --      2,193,721
Startup expenses                                         142,905             --
                                                     -----------    -----------
Total expenses                                           142,905      2,193,721
                                                     -----------    -----------

(Loss) from start-up activities or operations           (142,905)    (1,190,931)
                                                     -----------    -----------

Other income (expense)
Interest expense                                          (7,580)      (163,543)
Interest income                                            7,732        207,358
Other income                                               1,855         76,310
                                                     -----------    -----------

Total other income                                         2,007        120,125
                                                     -----------    -----------

NET (LOSS)                                           $  (140,898)   $(1,070,806)
                                                     ===========    ===========

NET (LOSS) PER UNIT
BASIC and DILUTED                                    $ (1,619.52)   $   (265.71)
                                                     ===========    ===========

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC and DILUTED                                             87          4,030
                                                     ===========    ===========



          Please refer to accompanying notes to financial statements.


                          WESTERN PLAINS ENERGY, L.L.C.
                            STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                 2003               2004
                                                             ------------      --------------
OPERATING ACTIVITIES
NET CASH (USED IN) OPERATING ACTIVITIES                      $    (23,057)      $  (1,720,202)
                                                             ------------       -------------

INVESTING ACTIVITIES
  Purchase of land and land options                              (175,138)                  -
  Disbursements of advances on grain                                    -            (453,600)
  Purchases of manufacturing equipment                                  -          (1,335,084)
  Purchases of office equipment, furniture and fixtures                 -             (47,342)
  Purchase of available for sale securities                             -            (195,088)
  Payments on construction in progress                                  -          (1,832,148)
                                                             ------------       -------------
NET CASH (USED FOR) INVESTING ACTIVITIES                         (175,138)         (3,863,262)
                                                             ------------       -------------

FINANCING ACTIVITIES
  Borrowings on line of credit and advances payable               250,000                   -
  Capital unit subscriptions                                    2,118,000                   -
  Offering costs paid                                              (6,344)                  -
  Proceeds from notes payable                                           -           6,280,853
  Payment of notes payable                                        (21,717)                  -
                                                             ------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       2,339,939           6,280,853
                                                             ------------       -------------

NET INCREASE IN CASH                                            2,141,744             697,389

CASH - BEGINNING OF PERIOD                                         17,655             578,726

CASH - END OF PERIOD                                         $  2,159,399       $   1,276,115
                                                             ============       =============


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                     $      7,580      $      163,543
                                                             =============       =============



          Please refer to accompanying notes to financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


(1)  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2003 and for the two years then ended, and the period from inception (July 10, 2001) to December 31, 2003, including notes thereto included in the Company's Form 10-KSB.

(2)  Property and Equipment

The Company initiated operations on January 20, 2004. As a result, the period ended March 31, 2004 is the initial period for depreciation. Machinery, equipment, land improvements and buildings are depreciated over their estimated economic lives ranging from 5 -39 years. Certain amounts from the December 31, 2003 financial statements have been reclassified to conform to current period presentation.

(3)  Earnings Per Capital Unit

For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance.

(4)  Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value. Inventory consists principally of raw material, work-in-process and finished goods.

(5)  Investments

We minimize the effects of changes in the price of production commodities (primarily agricultural) by using exchange-traded futures and options contracts to minimize net positions in these contracts. We account for changes in market value on exchange-traded futures and option contracts at exchange values and account for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area. Changes in the market value of all these contracts are recognized in operations as a component of cost of sales.

(6)  Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site. The maximum principal amount of the bonds is $32,000,000. Of that amount, $18,633,290 of bonds were issued through December 2003. During the period ended March 31, 2004, the Company submitted to and received from the bond trustee additional bond issuances of $13,366,710. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st. This interest income is directly offset by the lease payments on the plant. The Company and Gove County have agreed to waive the payment of both the lease payments and the interest income amounts since they offset; however they are recorded for accounting purposes. Both the bond and the corresponding lease have terms of 30 years. The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the period ended March 31, 2004 was $207,110. This amount is equal to the lease expense of the plant.

(7)  Related Party Transactions

During the period ended March 31, 2004, ICM, Inc., the general contractor for the plant and an entity controlled by a member of the board of managers, submitted pay applications totaling $1,189,588. During that same time period, ICM received payments relating to the construction of the ethanol plant of $3,021,735. At March 31, 2004, the Company owed ICM $3,371,742 for retainage on the construction contract.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Introduction

     The following narrative describes the financial condition of Western Plains Energy, L.L.C. ("we" or the "Company") at March 31, 2004, a comparison of our financial condition at that date to fiscal year end December 31, 2003 and a discussion of our results of operations for the three months ended March 31, 2004. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-KSB as of and for the year ended December 31, 2003, including the audited financial statements and footnotes included therein.

     The Company was in the development stage for accounting purposes through year-end December 31, 2003, as we had not realized any revenue from operations at that time. During the time preceding December 31, 2003, our activities included organizational efforts, raising capital, constructing our plant and preparing for operations. Effective January 20, 2004, we commenced production of ethanol and distillers' grains. Accordingly, we are no longer in the development stage.

     Due to the fact that we commenced operations during the first quarter of 2004, we do not believe a comparison of our operating results to the first quarter of 2003 is meaningful. However, results for the first quarter of last year are presented, as required by reporting requirements of the Securities and Exchange Commission ("SEC").

Results of Operation

     Overview. For the three month period ended March 31, 2004, we reported a net loss of $1,070,806, or $265.71 per outstanding capital unit, on revenue of $7,919,188. The net loss per unit for the first quarter of 2004 was significantly less than that for the first quarter of 2003, as we had significantly fewer units outstanding in 2003. We completed the initial public offering of our capital units in late March 2003.

     Despite the net loss for the first quarter, we are very enthusiastic about our performance during that time. After months of preparation, we successfully commenced operation of our plant with minimal problems. At March 31, 2004, the plant was operating in excess of name-plate capacity. In the start-up process, we initiated an entire new crew of maintenance and production workers, as well as an administrative staff. With the help of our general contractor, we successfully placed the plant in production.

     We anticipate the balance of 2004 will be spent fine-tuning our production processes, procedures and capability, as well as streamlining our operations. We may also explore opportunities to increase the production capacity of our plant.

     Revenue. Our revenue is derived from the sale of ethanol and distillers' grains. For the period ended March 31, 2004, our revenue from the sale of ethanol totaled $6,125,961, or approximately 77%, while sales of distillers' grains represented $1,904,041, or approximately 23%. Since distillers' grains are a necessary byproduct of the production of ethanol, we expect to maintain a similar ratio between production of ethanol and grain in the future. However, changes in the price of ethanol or distillers' grains relative to each other may change the relative proportion of revenue.

     Since we only commenced production on January 20, 2004, our revenue for the first three months of the year essentially represents two months and ten days of production. Accordingly, we expect our revenue for the second quarter of the year to increase significantly. Conversely, our costs for the first quarter included all costs necessary to commence and maintain production for the entire three month period; accordingly, we do not expect those costs to increase proportionately with revenue in the second quarter.

     We received a minor government grant during the first quarter of 2004, representing the balance of a commitment received from the Kansas Department of Commerce. While we believe we are eligible to receive additional grants from the federal government and the State of Kansas, and have applied for available funding, we have not received notice of acceptance of our application as of the date of filing of this report. We expect to concentrate additional management efforts toward that end in the second quarter of the year.

     Costs of Goods Sold. Our costs of goods sold for the first quarter of 2004 equaled $6,916,398, resulting in gross profit of $1,002,790, or 12.66%. We believe that this is above average by industry standards. The price of a significant portion of our costs, including grain, denaturant, electricity and natural gas, are substantially beyond our control. The price of these commodities are largely determined by the market, over which we have little or no control. However, we expect the unit costs of these items to remain generally stable for the balance of the year. Labor, the other significant component of our costs, is somewhat more controllable. During the period ended March 31, 2004, we believe we managed these costs adequately, although we will continue to evaluate opportunities for improvement.

     The single largest component of our costs is the purchase price of grain. To assure us an adequate supply of that material at predictable prices, we enter into forward purchase and option contracts as a means of protecting our purchase price.

     We minimize the effects of changes in the price of production commodities (primarily agricultural) by using exchange-traded futures and options contracts to minimize net positions in these contracts. We account for changes in market value on exchange-traded futures and option contracts at exchange values and account for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area. Changes in the market value of all these contracts are recognized in operations as a component of cost of sales.

     General and Administrative Expenses. General and administrative expenses for the first quarter of 2004 were $2,193,721. The single largest component of this item is depreciation, which totaled $1,632,557 for the quarter. As a significant portion of our capital investment represents machinery and equipment with a shorter expected life, we expect our depreciation expense to be significant for the foreseeable future. Our building, which has a longer life expectancy, represents a minor portion of our investment.

     Other significant general and administrative expenses include salaries and payroll expenses, insurance, legal and accounting fees. We incurred significant legal and accounting fees during the first quarter of 2004 as a result of the year-end audit of our financial statements and preparation and filing of our annual report with the SEC.

     Other Income (Expense). Total other income for the first quarter of 2004 equaled $120,125. This includes $163,543 of interest expense on notes payable, offset by $207,358 of imputed interest income from the bonds issued by Gove County. The interest income from the Gove County bonds was recognized as income as required by relevant accounting principles, although we did not receive any cash for the interest (it is offset by a corresponding amount of lease expense imputed to the County). Other income of $76,310 primarily includes a grant from the Department of Commerce in the amount of $66,301.

     Net Cash from Operations. Potential distributions to our members will be based on net cash from operations, as defined in our operating agreement. That definition generally includes all cash flow to the Company, including revenue and cash from the sale of certain assets, less the costs of operation, capital investment and repayment of debt. The Company did not produce any net cash from operation for distribution to the members in the first quarter, based on that definition; whether, and to what extent, there will be net cash from operations in the future cannot be determined at this time. We believe it is too early in our operating history to make that judgment with any degree of accuracy. Also, part of the cash that might be available for distribution must be paid to our lender under the terms of our loan agreement.

Liquidity and Capital Resources

     Our capital resources consist of (i) cash from operations; (ii) permanent financing, in the form of capital contributions by our members; (iii) bank debt; and (iv) industrial development bonds issued by Gove County. During the three month period ended March 31, 2004, our operating activities used $1,720,202 of cash, while our investing activities used $3,863,262 of cash. Accordingly, we were and remain dependent on financing activities to continue operations. Toward that end, we borrowed an additional $6,280,853 during the first quarter under our existing credit arrangement with AgCountry Farm Credit Services, FCLA.

     Under our existing arrangement with AgCountry, we are entitled to borrow up to $22,000,000 under a construction loan executed in 2003. Of that amount, approximately $4,500,000 remained available at March 31, 2004. Not later than August 1, 2004, the amount outstanding under the construction loan must be converted to a combination of permanent financing and a revolving credit facility to finance our continuing operations. Thereafter, quarterly principal payments, together with interest, will be required. During 2003 and the first quarter of this year, we paid only interest on the loan.

     Based on our capital resources available at March 31, 2004, together with amounts remaining available under our credit agreement with AgCountry, we believe we have sufficient capital resources for the remainder of this fiscal year. Beyond that date, we are dependent on achieving profitable operations or cash from outside sources to continue as a going concern.

     At March 31, 2004, we had a deficit in working capital of $16,668,892. Included in that amount is the entire balance payable under our loan with AgCountry. Once that amount is converted to permanent status not later than August 1, 2004, our working capital ratio will improve dramatically. Excluding the amount of the note payable to AgCountry, our working capital at March 31, 2004 was a positive $810,327. This compares to a deficit of $4,658,786 at December 31, 2003.

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

Long-Lived Assets

     Depreciation and amortization of our property, plant and equipment are provided employing straight-line methods by charges to operations at rates based upon the expected useful lives of individual or groups of assets placed in service. Economic circumstances or other factors may cause management's estimates of expected useful lives to differ from the actual useful lives. Differences between estimated lives and actual lives may be significant, but management does not expect events that occur during the normal operation of our plant related to estimated useful lives to have a significant effect on results of operations.

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

Forward-Looking Statements

     This Form 10-QSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

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

     A few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific "Risk Factors" identified in our Annual Report on Form 10-KSB, include:

     a. The state of the United States economy and how it affects the desire for automobile travel;

     b.   The relative price of gasoline and other competing fuels;

     c. Changes in government regulations for air and water quality or subsidies for production of ethanol;

     d.   Technological advances in the process for producing ethanol;

     e.   Drought and other environmental conditions;

     f. Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in our industry for risk capital; and

     g.   Our costs and the pricing of our services.

Item 3.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of March 31, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC.

     (b) No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.


                           PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of members on March 27, 2004. At the meeting, six of the eight nominees for election to the Board of Managers by the holders of the Class A Capital Units and three of the four nominees for election to the Board of Managers by the holders of the Class B and C Capital Units were elected. The members also ratified the appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants for the fiscal year ending December 31, 2004. The votes on these agenda items were as follows:

     Election results for the managers elected by the holders of the Class A Capital Units:

                                        FOR       AGAINST       ABSTAIN
                                        ---       -------       -------

     Brian Baalman                      146           7            2
     Ben Dickman                        179           0            1
     Gary Johnson                       153           0            1
     David Mann                         136           0            1
     Richard Sterrett                   166           3            1
     Jeff Torluemke                     181           1            0

     Election results for the managers elected by the holders of the Class B and C Capital Units:

                                        FOR       AGAINST       ABSTAIN
                                        ---       -------       -------

     Ronald Blaesi                      593            0           0
     Robert Casper                      826          360          20
     Dave Vander Griend                 722          360           0


     Appointment of Independent Accountants (Stark Winter Schenkein & Co., LLP):

                                        FOR       AGAINST       ABSTAIN
                                        ---       -------       -------

     Class A Members                    228          5            20
     Class B and C Members              723          0             0



Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits: The following exhibits are filed with this report:

          31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WESTERN PLAINS ENERGY, L.L.C.


Date: May 19, 2004               By:  /s/ Michael Erhart
                                      ---------------------------------------
                                      Michael Erhart, Chief Executive Officer,
                                      General Manager