Form 10QSB
period 2004-06-30
WESTERN PLAINS ENERGY LLC
filed 2004-08-16
CIK 1161049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended: June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    -----------   ----------

                         Commission file number 0-50714

                          Western Plains Energy, L.L.C.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Kansas                                  48-1247506
               ------                                  ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                    3022 County Road 18, Oakley, Kansas 67748
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (785) 672-8810
                            -------------------------
                           (Issuer's telephone number)

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

As of August 14, 2004, 2,286 Class A Capital Units, 1,744 Class B Capital Units and 50 Class C Capital Units of the registrant were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                          WESTERN PLAINS ENERGY, L.L.C.


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.     Balance Sheet (unaudited) at June 30, 2004                        1

            Statements of Operations (unaudited) for the three and
            six months ended June 30, 2003 and 2004                           2

            Statements of Cash Flows (unaudited) for the six
            months ended June 30, 2003 and 2004                               3

            Notes to Financial Statements (unaudited)                         4

Item 2.     Management's Discussion and Analysis or Plan of Operation         6

Item 3.     Controls and Procedures                                          12

Part II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                   14



References in this report to agreements to which Western Plains Energy, L.L.C. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company's Form 10-KSB as of and for the year ended December 31, 2003 and the exhibits listed therein.

                          WESTERN PLAINS ENERGY L.L.C.
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS
Cash                                                               $  3,140,966
Accounts receivable                                                   3,536,364
Accounts receivable - Bioenergy Program                               1,568,849
Inventory                                                             1,782,254
Prepaid expense                                                          39,906
Available-for-sale securities                                           126,030
                                                                   ------------
Total current assets                                                 10,194,369
                                                                   ------------

PROPERTY AND EQUIPMENT
Land                                                                    378,903
Land improvements                                                     2,469,186
Manufacturing equipment                                              31,849,917
Buildings                                                             1,122,489
Vehicles                                                                 42,094
Office equipment, furniture, fixtures                                   281,361
                                                                   ------------
                                                                     36,143,950
Less:  Accumulated depreciation                                      (3,289,012)
                                                                   ------------
                                                                     32,854,938
                                                                   ------------

OTHER ASSETS
Investment in Industrial Development Revenue Bonds                   32,000,000
Loan origination fees, net                                              339,190
Financing fees, net                                                     204,289
                                                                   ------------
                                                                     32,543,479
                                                                   ------------

TOTAL ASSETS                                                       $ 75,592,786
                                                                   ============


LIABILITIES AND MEMBERS EQUITY

CURRENT LIABILITIES
Accounts payable                                                   $    387,204
Accounts payable - construction - related party                         384,500
Accrued expenses and liabilities                                        710,204
Notes payable                                                        20,884,804
                                                                   ------------
Total current liabilities                                            22,366,712
                                                                   ------------

LEASE OBLIGATION                                                     32,000,000
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

MEMBERS EQUITY
Class A Capital Units, 2,286 issued                                  10,910,140
Class B Capital Units, 1,744 issued                                   8,640,895
Class C Capital Units, 50 issued                                        250,000
Retained earnings                                                     1,425,039
                                                                   ------------
Total members equity                                                 21,226,074
                                                                   ------------

TOTAL LIABILITIES AND MEMBERS EQUITY                               $ 75,592,786
                                                                   ============




           Please refer to accompanying notes to financial statements.


                          WESTERN PLAINS ENERGY L.L.C.
                            STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004
                                   (UNAUDITED)


                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                           2003             2004           2003            2004
                                                       ------------    ------------    ------------    ------------
REVENUE                                                $         --    $ 15,810,017    $         --    $ 23,729,205
COST OF SALES                                                    --      12,758,595              --      19,674,993
                                                       ------------    ------------    ------------    ------------
GROSS PROFIT                                                     --       3,051,422              --       4,054,212
                                                       ------------    ------------    ------------    ------------

EXPENSES
General and administrative expenses                              --         324,926              --         671,046
Depreciation expense                                             --       1,664,389              --       3,304,880
Startup expenses                                              5,333              --         148,238              --
                                                       ------------    ------------    ------------    ------------
Total expenses                                                5,333       1,989,315         148,238       3,975,926
                                                       ------------    ------------    ------------    ------------

Income (loss) from start-up activities or operations         (5,333)      1,062,107        (148,238)         78,286
                                                       ------------    ------------    ------------    ------------

Other income (expense)
Interest expense                                             (1,968)       (328,686)         (9,548)       (492,229)
Interest income                                               8,609         283,545          16,341         490,903
Other expense                                                    --        (281,636)             --        (488,746)
Other income                                                  4,738       2,750,936           6,593       2,827,246
                                                       ------------    ------------    ------------    ------------

Total other income                                           11,379       2,424,159          13,386       2,337,174
                                                       ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                      $      6,046    $  3,486,266    $   (134,852)   $  2,415,460
                                                       ============    ============    ============    ============

NET INCOME(LOSS) PER UNIT
BASIC                                                  $       2.45    $     854.48    $    (105.11)   $     592.02
                                                       ============    ============    ============    ============
DILUTED                                                $       1.48    $     854.48    $    (105.11)   $     592.02
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC                                                         2,466           4,080           1,283           4,080
                                                       ============    ============    ============    ============
DILUTED                                                       4,080           4,080           1,283           4,080
                                                       ============    ============    ============    ============



           Please refer to accompanying notes to financial statements.

                          WESTERN PLAINS ENERGY L.L.C.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2004
                                   (UNAUDITED)

                                                             2003           2004
                                                          -----------    -----------
OPERATING ACTIVITIES
NET CASH (USED IN) OPERATING ACTIVITIES                   $   (23,057)   $  (151,108)
                                                          -----------    -----------

INVESTING ACTIVITIES
  Purchase of land and land options                          (175,138)            --
  Disbursements of advances on grain                               --       (453,600)
  Receipts of advances on grain                                    --        453,600
  Purchases of manufacturing equipment                             --     (1,503,300)
  Purchases of office equipment, furniture and fixtures            --       (186,969)
  Purchases of land improvements                                   --       (296,307)
  Purchases of vehicles                                            --        (42,094)
  Purchase of available for sale securities, net                   --       (125,030)
  Payments on construction - related party                         --     (4,819,390)
                                                          -----------    -----------
NET CASH (USED FOR) INVESTING ACTIVITIES                     (175,138)    (6,973,090)
                                                          -----------    -----------

FINANCING ACTIVITIES
  Borrowings on line of credit and advances payable           250,000             --
  Capital unit subscriptions                                2,118,000             --
  Offering costs paid                                          (6,344)            --
  Proceeds from notes payable                                      --      9,686,438
  Payment of notes payable                                    (21,717)            --
                                                          -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   2,339,939      9,686,438
                                                          -----------    -----------

NET INCREASE IN CASH                                        2,141,744      2,562,240

CASH - BEGINNING OF PERIOD                                     17,655        578,726
                                                          -----------    -----------

CASH - END OF PERIOD                                      $ 2,159,399    $ 3,140,966
                                                          ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                  $     7,580    $   307,973
                                                          ===========    ===========



           Please refer to accompanying notes to financial statements.

                           WESTERN PLAINS ENERGY, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


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

(5)      Investments

Available for sale securities - hedge account

We minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts to minimize net positions in these contracts. We account for changes in market value on exchange-traded futures and option contracts at exchange values and account for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area. Changes in the market value of all these contracts are recognized in operations as a component of cost of revenues. During the period ended June 30, 2004, the Company charged $684,605 to operations relating to margin calls in grain futures contracts.

(6)      Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site. The maximum principal amount of the bonds is $32,000,000. As of December 31, 2003 $18,633,290 of bonds were issued. During the period ended June 30, 2004, the Company submitted to and received from the bond trustee additional bond issuances of $13,366,710. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st. This interest income is directly offset by the lease payments on the plant. The Company and Gove County have agreed to waive the payment of both the lease payments and the interest income amounts since they offset, they are recorded however for accounting purposes. Both the bond and the corresponding lease have terms of 30 years. The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the three and six month periods ended June 30, 2004 were $281,637 and $488,746. These amounts are equal to the lease expense of the plant.

(7)      Related Party Transactions

During the period ended June 30, 2004, ICM, Inc., the general contractor for the plant and an entity controlled by a member of the board of managers, submitted pay applications totaling $464,823. During the same period, ICM received payments relating to the construction of the ethanol plant of $3,148,958. At June 30, 2004 the Company owed ICM $384,500 for retainage on the construction contract.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

     The following narrative describes the financial condition of Western Plains Energy, L.L.C. ("we" or the "Company") at June 30, 2004, a comparison of our financial condition at that date to fiscal year end December 31, 2003, a discussion of our results of operations for the three and six months ended June 30, 2004 and a comparison of those results to the comparable periods ended June 30, 2003. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-KSB as of and for the year ended December 31, 2003, including the audited financial statements and notes included therein.

     The Company was in the development stage for accounting purposes through year-end December 31, 2003, as we had not realized any revenue from operations at that time. During the time preceding December 31, 2003, our activities were limited to organizational efforts, raising capital, constructing our plant and preparing for operations. Effective January 20, 2004, we commenced production of ethanol and distiller's grains. Accordingly, we are no longer in the development stage.

     Due to the fact that we commenced operations during the first quarter of 2004, we do not believe a comparison of our operating results for the first six months of 2003 is meaningful. However, results for the second quarter and first six months of last year are presented in the accompanying condensed financial statements, as required by reporting requirements of the Securities and Exchange Commission ("SEC").

Results of Operation

     Overview. We commenced ethanol production on January 20, 2004 and began operating at full capacity in February 2004. Thus, our income, production and revenue data for the period ended June 30, 2004 reflects the first full quarter of operations. As of June 30, 2004 and the date of filing this report, we were operating our plant in excess of name plate capacity, and expect to continue at that rate for the foreseeable future.

     The net income for the three months ended June 30, 2004 was $3,486,266, consisting of $1,062,107 of operating income and $2,424,159 of other income. Net income for the six months ended June 30, 2004, reduced by the first quarter loss, was $2,415,460, consisting of operating income of $78,286 and other income of $2,337,174. During the three and six months ended June 30, 2003, we had not yet commenced operations. During that time, we reported net income of $6,046 and a net loss of $134,852 for the three and six months ended June 30, 2003, respectively.

     Revenue. Net sales revenue for the three months ended June 30, 2004 was $15,810,017, consisting of $12,821,307 in ethanol sales (81%) and $2,988,710 in sales of distiller's grain (19%). Net sales for the six months ended June 30, 2004 were $23,729,205, consisting of $18,874,606 of ethanol sales (80%) and $4,854,599 of distiller's grain sales (20%). The distribution of our net revenue between ethanol and distiller's grain sales was generally consistent with the first quarter of this year and consistent with our expectation.

     Due to continuing strong demand, the price we received for our ethanol during the second quarter of the year remained favorable. This contributed to our favorable operating results during the second quarter and first six months of the year. However, due to the summer months and accompanying changes in state fuel mixture requirements, demand may be reduced during the third quarter. Accordingly, our revenue may be reduced during that time. Due to the absence of any sustained operating history, we are unable to estimate with any degree of accuracy the amount of the potential decrease.

     In addition to sales revenue, we recorded incentive revenue, or subsidies, of $2,750,956 for the three months ended June 30, 2004 and $2,827,246 for the six months then ended. Incentive revenue consists of payments received from federal and state governments in connection with our ethanol production and are recorded in our Statement of Operations as "Other Income." For the three months ended June 30, 2004, we recorded incentive revenue of $2,749,606 from the United States Department of Agriculture's Commodity Credit Corporation under its Bioenergy Program. For the six months ended June 30, 2004, we recorded $2,749,606 of incentive income under the Bioenergy Program. Remaining amounts were received from the State of Kansas.

     The Bioenergy Program had a total funding limit of $150,000,000 for the 2004 program year of October 1, 2003 to September 30, 2004. Due to production expansion in the ethanol industry, both with new plants coming on line and increased efficiencies, applications for payments under the program exceeded available funding for the first three quarters of the program year. As a result, we recognized revenue of approximately $2.7 million for the program period ended June 30, 2004, $1,178,000 less than the amount we qualified for based on our application. Due to the shortfall, we recorded incentive revenue under the program for the three and six months ended June 30, 2004 based on a reserve estimate calculated on experience gathered from other producers and sources. Based on these considerations and estimates, we recorded $1,178,000 less than what we had expected to receive under this program for the six months ended June 30, 2004. Because of the uncertainty of the funding and the number of payment applications under the Bioenergy Program for the program quarter ending September 30, 2004, it is uncertain as to how much, if any, we will receive of the reserve estimate.

     The production incentive available to Kansas ethanol producers consists of a direct payment of $.075 per gallon for up to 15,000,000 gallons per year. Accordingly, the maximum amount we or any other ethanol producer may receive in a year is $1,125,000. These incentive payments are available for the first seven years of production. The available statewide funding for these incentive payments is $1,500,000 per year for the 2002 to 2004 fiscal year and $3,500,000 per year for the 2005 to 2011 fiscal year, plus any excess balance carried over from the prior years' current production account. Any shortfall in the available funds will result in a pro rata decrease in the incentives paid to the individual ethanol producers. Because the number of ethanol producers who will qualify for the incentives is not known, we cannot predict whether the funds designated will be sufficient to fully fund the program in the future.

     Incentive programs may not have sufficient funds to cover the allocations to eligible producers in future years, as we recently experienced with the Bioenergy Program. We are currently unable to predict whether the funding shortfall in the Bioenergy Program will continue, whether there may be a funding shortfall in the incentive programs in the future and how this would impact our allocation.

     We also anticipate that we may receive less incentive income under the Bioenergy Program in the next program year because the incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior years' production, as opposed to the total number of gallons produced in the current year. Therefore, we will receive lower payments under this program next year and in the future, because the increase in our production as compared to the prior years, if any, will be smaller than for our first year of production. Furthermore, the Bioenergy Program is currently scheduled to expire September 30, 2007.

     Costs of Goods Sold. The costs of goods sold for the second quarter of 2004 totaled $12,757,983, resulting in gross profit of $3,051,422, or 19% of net revenue. Comparable data for the first six months of 2004 were costs of $19,674,993, resulting in gross profit of $4,054,212, or 17%. As was the case during our first quarter of the year, we believe these profit margins exceed industry averages. We attribute this to the efficiency of our plant and equipment. Significant components of our costs include raw grain, denatureant, electricity, natural gas and labor. The prices for most of these items remained generally stable during the second quarter of 2004, although we did experience a slight increase in the price of natural gas consistent with the rising prices nationwide. Notwithstanding the increase in the price of natural gas, our gross profit margin increased from the first quarter to the second quarter of this year.

     Another factor significantly affecting our costs is the price of grain used to produce ethanol and distiller's grains. For the six months ended June 30, 2004, the purchase of grain, exclusive of our hedging activities, represented approximately 77% of our costs of goods sold. To assure an adequate supply of that material at predictable prices, we enter into forward purchase and option contracts as a means of protecting our purchase price. Corn prices were at record highs in the second quarter of 2004, due to seasonal fluctuations in inventory and last year's drought. However, we expect prices to decrease in the third quarter, as the harvest comes in.

     We minimize the effects of changes in the price of grain and other production commodities (primarily agricultural) by using exchange-traded futures and options contracts to minimize net positions in these contracts. We account for changes in market value on exchange-traded futures and option contracts at exchange values and account for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area. Changes in the market value of all these contracts are recognized in operations as a component of cost of sales. As a result of our hedging activities, we lost $684,605 during the first six months of 2004. Notwithstanding this loss, we continue to believe that hedging is an important part of our business as we seek to stabilize prices for raw materials.

     General and Administrative Expenses. General and administrative expenses for the second quarter and first six months of 2004 were $324,926 and $671,046, respectively.

     Depreciation and amortization. Depreciation remains a significant component of our expenses, although it is a non-cash expense and does not affect our cash flow. For the three and six months ended June 30, 2004, we incurred depreciation expense of $1,656,455 and $3,296,946, respectively. As a significant portion of our capital investment represents machinery and equipment with a shorter expected life, we expect our depreciation expense to be significant for the foreseeable future. Our building, which has a longer life expectancy, represents a minor portion of our investment.

     Other Income (Expense). The largest component of other income, as noted above, is incentive revenue from federal and state governments. These incentives are recorded as "other income" in this section of our Statement of Operations. Interest income, as noted above, arises from our ownership of the revenue bonds issued by Gove County. Such amounts are essentially offset by rent expense. Interest expense represents amounts paid or payable to AgCountry Farm Credit Services, FCLA ("AgCountry") under our construction loan.

     Included in expenses for the three and six months ended June 30, 2004 is approximately $281,000 and $488,000 of rent expense, respectively. Such expense was incurred under our arrangement with Gove County, Kansas. Under that arrangement, we transferred our plant and equipment to Gove County in exchange for $32,000,000 of industrial development bonds. Since we are the owner of the bonds, the rent expense is offset by interest income of a similar amount.

     Net Cash from Operations. Any distributions to our members will be based on net cash from operations, as defined in our operating agreement. That definition generally includes all cash flow to the Company, including revenue and cash from the sale of certain assets, less the costs of operation, capital investment and repayment of debt. Potential distributions are also limited by our loan agreement with AgCountry.

     As a result of the need to evaluate our cash requirements for the future and calculate potential distributions under our operating agreement and the loan agreement, it is not anticipated that distributions will be made prior to the fourth quarter of this calendar year. Of course, any distributions will be subject to future operations and the availability of cash.

Liquidity and Capital Resources

     Our capital resources consist of (i) cash from operations; (ii) permanent financing, in the form of capital contributions by our members; (iii) bank debt; and (iv) industrial development bonds issued by Gove County. During the six months ended June 30, 2004, our operating activities used $151,108 of cash, while our investing activities used $6,973,090. To offset these uses, we borrowed an additional $9,686,438 under our credit agreement with AgCountry. Of that amount, $3,405,585 was borrowed during the second quarter and was used to pay for construction of our plant, purchase of equipment and working capital. Unless we decide to expand our existing plant, we expect cash used in investing activities to decrease in the future, as we have substantially paid for our existing facility. We also expect that our operations will begin producing cash flow in the future.

     Under our existing arrangement with AgCountry, we borrowed $22,000,000 under a construction loan executed in 2003. That loan matured August 1, 2004, but has been informally extended with the consent of our lender while we arrange to convert the loan to permanent financing. Once converted, the permanent loan will be payable in equal quarterly installments of principal in the amount of $550,000 plus accrued interest, and 25% of free cash flow up to $2,000,000. At our discretion, we may convert up to $5,000,000 of that permanent loan into a revolving credit facility at any time. Any amount outstanding on the credit facility must be repaid at the rate of 10% of the principal, plus accrued interest, on an annual basis. During the period ended June 30, 2004, we made interest-only payments on the loan.

     Based on our capital resources available at June 30, 2004, we believe we have sufficient capital resources for the remainder of this fiscal year. Beyond that date, we are dependent on maintaining profitable operations or obtaining cash from outside sources to continue as a going concern.

     At June 30, 2004, we had a deficit in working capital of $12,172,343. Included in that amount is the entire balance payable under our loan with AgCountry. Once that amount is converted to permanent status, our working capital ratio will improve dramatically. Excluding the amount of the note payable to AgCountry, our working capital at June 30, 2004 was a positive $8,712,461. This compares to a deficit of $4,658,786 at December 31, 2003. The increase in working capital is primarily attributable to an increase in accounts receivable and inventory commensurate with our expanded operations.

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

Item 3.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 30, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC.

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

     (a) Exhibits: The following exhibits are filed with this report:

          31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

          We filed a Current Report dated July 20, 2004 reporting a change in our fiscal year from December 31 to September 30, beginning with the fiscal year ending September 30, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WESTERN PLAINS ENERGY, L.L.C.


Date: August 16, 2004               By: /s/ Michael J. Erhart
                                        ---------------------------------------
                                        Michael J. Erhart
                                        Chief Executive Officer/General Manager