Form 10KSB
period 2004-09-30
WESTERN PLAINS ENERGY LLC
filed 2005-01-13
CIK 1161049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from January 1, 2004 to September 30, 2004

                         Commission file number: 0-50714

                          WESTERN PLAINS ENERGY, L.L.C.
                 (Name of small business issuer in its charter)

                 Kansas                                 48-1247506
     -------------------------------               --------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                 Identification No.)

        3022 County Road 18, Oakley, KS                    67748
      ---------------------------------------           ---------
      (Address of principle executive offices)          (Zip Code)

                                 (785) 672-8810
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Securities registered under Section 12 (b) ofthe Exchange Act:

             None                                 None
         ---------------------   -----------------------------------------
          Title of each class    Name of each exchange on which registered

         Securities registered under Section 12 (g) of the Exchange Act:

                              Class A Capital Units
                              ---------------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

State issuer's revenues for its most recent fiscal year:   $39,485,027

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Definitive Information Statement of the Company to be filed not later than 120 days from the end of its fiscal year is incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format:       [  ] Yes  [ X ] No

                                TABLE OF CONTENTS



PART I.......................................................................1


ITEM 1.  DESCRIPTION OF BUSINESS.............................................1

ITEM 2.  DESCRIPTION OF PROPERTY............................................10

ITEM 3.  LEGAL PROCEEDINGS..................................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................10


PART II.....................................................................11


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........12

ITEM 7.  FINANCIAL STATEMENTS...............................................23

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE...........................................23

ITEM 8A. CONTROLS AND PROCEDURES............................................24


PART III....................................................................24


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................................24

ITEM 14.....................................................................25


SIGNATURES..................................................................26



FINANCIAL STATEMENTS........................................................F-1

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

                Special Note Regarding Forward-Looking Statements

     Please see the note under "Item 6. Management's Discussion and Analysis or Plan of Operation," for a description of special factors potentially affecting forward-looking statements included in this report.

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

Developments During Fiscal 2004(1)

     During the Transition Period ended September 30, 2004, we completed construction of our ethanol plant and commenced production of fuel grade ethanol. The ethanol plant, located six miles east of Oakley, Kansas, was constructed by ICM, Inc. ("ICM") under a Design Build Agreement dated April 4, 2002 ("Construction Contract"). Construction on the plant commenced in May 2003.

     Pursuant to the terms of the Construction Contract, ICM delivered us a certificate of completion for the plant on January 27, 2004. In that same month, we commenced production of fuel grade ethanol. Production of ethanol reached name-plate capacity of 30 million gallons per year during the second quarter of the Transition Period. On August 19, 2004, both the Contractor's Certificate of Completion and the related Certificate of Engineer were received by us, evidencing completion of construction. At September 30, 2004, the plant was operating in excess of name-plate capacity.

     Plant construction costs totaled approximately $34,000,000, excluding acquisition of the land, site development, construction of the administration building and connection of a rail spur. Remaining costs for acquisition of the plant site, water, site preparation, our administration building and other capitalized construction costs totaled approximately $2,000,000 at September 30, 2004.

     Effective August 26, 2004, we entered into an agreement with ICM for construction of an expansion to our plant. That agreement provides that ICM will provide all engineering services, materials, labor and equipment to expand our ethanol plant from a stated capacity of 30 million gallons per year to 40 million gallons per year, an increase of 25%. The contract price for the

-----------------------
(1) Effective July 20, 2004, we changed our fiscal year end from December 31 to September 30 for the year beginning in 2004. Consistent with that change and relevant requirements of the SEC, this report covers the transition period from January 1, 2004 through September 30, 2004 ("Transition Period").

expansion is $4,000,000. The agreement provides that the expansion will be complete within 240 days of the time we authorize commencement of work, but we expect it will be complete sometime in the first quarter of calendar 2005.

     The proposed expansion will include all materials and equipment necessary, in the opinion of ICM, to expand our production as set forth above. The addition will include, among other things, a 750,000 gallon beerwell, the expansion of our existing cooling towers by one cell, a new cooling pump and a new centrifuge. The expansion is being built on the existing plant site and did not require the acquisition of any additional real property.

     In addition to the other materials and services that ICM will provide us, it has agreed to grant us a license to use the intellectual property encompassed in the plant expansion. This includes the operating procedures imbedded in the processes to be performed by the new equipment. The license was granted as part of the contract and we did not pay extra for the intellectual property.

     The contract provides for a total payment of $4,000,000 plus any costs necessitated by change orders. Any changes will be billed by ICM at cost plus 10%. The $4,000,000 is payable $1,000,000 in advance, $2,750,000 in the form of progress payments as work progresses and $250,000 upon completion of the project. Any payments that are not made when due will bear interest at the rate of 18% per annum. Among other things, ICM has the right to cease work if it is not paid within 30 days of any invoice.

Ethanol Production

     Our ethanol plant produces fuel grade ethanol by processing corn and milo. The grain is received by semitrailer truck, weighed and cleaned of rocks and debris before it is conveyed to one of two concrete storage silos. The grain is then transported to a hammer mill or grinder where it is ground into flour and conveyed into a slurry tank for processing. We add water, heat and enzymes to break the ground grain into a mash. The mash is heat sterilized and pumped into a tank where other enzymes are added to convert the starches into glucose sugars. Next, the mash is pumped into one of four fermenters, where yeast is added to begin a 48 to 50 hour batch fermentation process. A distillation process vaporizes the alcohol from the mash. The alcohol is further dried in a rectifier and molecular sieve. The resulting 200 proof-alcohol is then pumped to shift tanks and blended to achieve a mixture consisting of 95% ethanol and 5% gasoline as it is pumped into denatured ethanol storage tanks.

     Grain mash exiting the distillation process is pumped into one of several centrifuges. Water from the centrifuges, called thin stillage, in condensed into a thicker syrup called condensed solubles. The solids that exit the centrifuge are called distiller's wet grains. These wet grains are subsequently dried and mixed with condensed solubles to produce distiller's grains with solubles, which may be used as animal feed. (See "-Our Products and their Markets," below.)

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

     The use of ethanol as a fuel additive is enhanced by the availability of a credit from the federal gasoline excise tax. Ethanol blenders can claim an exemption from the federal tax of $.052 per gallon of blended gasoline. This federal ethanol tax subsidy, which was set to expire in 2007, was recently extended through 2010. The exemption will gradually drop from the current $.052 per blended gallon to $.051 in 2005. The principal purchasers of ethanol are generally the refined and wholesale gasoline marketer or blender. The principal end markets for our ethanol are petroleum terminals on the east and west coasts of the United States. During the Transition Period, approximately 81% of our net revenue was derived from the sale of ethanol, and we expect the sale of ethanol to comprise a substantial majority of our revenue in the future.

     Distiller's Grains

     A principal co-product of the ethanol production process is distiller's grains, a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Our plant uses a dry mill ethanol process with a dryer system that allows production of two moisture levels of distiller's grains: distiller's wet grains ("WDG") and distiller's dried grains ("DDG"). WDG are processed grain mash and condensed solubles that contain approximately 65% moisture. It has a shelf life slightly longer than three days and is sold to nearby markets. DDG are mash that has been dried to 10% moisture. It has an almost indefinite shelf life and is sold and shipped via truck or railcar to many markets regardless of their vicinity to our ethanol plant. During the Transition Period, approximately 19% of our net revenue was derived from the sale of distiller's grains, and we expect the sale of distiller's grains to comprise a minority of our revenue in the future.

Customers

     We sell essentially all of our products to two marketing firms, which in turn sell to other purchasers. We have executed an exclusive marketing agreement to market the ethanol produced at our plant with Ethanol Products LLC ("Ethanol Products") of Wichita, Kansas. The agreement is effective for an initial term of five years beginning January 2004 and is automatically renewable for subsequent five-year terms unless terminated by either party prior to expiration. Ethanol Products has agreed to purchase all of the ethanol that is produced at our plant and is solely responsible for determining the price and terms at which the ethanol acquired from our plant is sold and to whom it will be sold. In exchange, we receive the gross sales price of the ethanol, less the costs of transportation and storage and an administrative fee of $.01 per gallon sold. In the event that our relationship with Ethanol Products is interrupted for any reason, we believe that we would be able to locate another entity to market our ethanol. However, any interruption could temporarily disrupt the sale of our principal product and adversely effect our operations.

     Our plant was designed with a rail spur and connection to the Union Pacific railway system, which facilitates transporting our ethanol to national markets. Our plant is also located adjacent to Interstate 70. We ship our ethanol by rail and by truck, determined with reference to a review and analysis of the current market conditions, transportation costs and applicable environmental regulations. The target for rail-transported ethanol includes the southwest, California and eastern United States. Ethanol targeted for more proximate markets is transported by truck.

     We have also executed an exclusive agreement to market all of our distiller's grains with United Bio Energy Ingredients, LLC ("UBE"), an affiliate of ICM. Under the terms of that agreement, we receive the gross selling price for all distiller's grains sold by UBE, less applicable transportation costs and a fee of two to two and one-half per cent of the gross selling price depending on whether we sell DDG or WDG. The term of the agreement with UBE is two years expiring September 30, 2006 and will automatically renew for additional one-year terms unless terminated by us or UBE following 90 days advance written notice. As with the marketing arrangement with Ethanol Products, any interruption in our relationship with UBE could temporarily affect our business, although we believe that we could find another entity to market our grains.

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

     The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the United State's dependence on foreign oil. As amended, the federal gasoline tax credit (discussed above) currently allows the market price of ethanol to compete with the price of domestic gasoline. Although the federal tax credit is not directly available to us, it allows us to sell our ethanol at prices that are competitive with other less expensive additives and gasoline.

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

     During the Transition Period, we participated in the United States Department of Agriculture Commodity Credit Corporation's Bioenergy Program. The purpose of the program is to encourage increased purchases of eligible commodities for the purpose of expanding the production of commercial fuel grade ethanol and commercial biodiesel and support new production capacity for such bioenergy. Under the program, we received $3,279,663 and accrued an additional $1,909,212 based on our costs of eligible commodities used for the purpose of producing fuel grade ethanol. The Commodity Credit Corporation uses conversion factors to convert the eligible bioenergy products into units of the commodity on which payments are made. A payment limitation currently exists and restricts the amount of funds any single producer may obtain annually under the program to 5% of available funding. For fiscal year 2004, each producer was limited to receive $7.5 million in funding. It is uncertain what the reimbursement cap will be for fiscal year 2005.

     During the Transition Period, we also expect to receive benefits from the federal small producer's credit equal to $.10 per gallon of ethanol available for ethanol plants with 30 million of gallons or less of annual capacity. Ethanol producers that qualify for the credit can deduct from their federal income tax $.10 per gallon on the first 15 million gallons produced annually. The small producer credit is scheduled to expire by its terms on December 31, 2007. Due to the pass-through nature of our partnership taxation structure, we expect this credit will be passed through to our members. However, the amount of any such credit received by our members must also be included in his or her gross income, which could result in the taxation of the amount of the credit passed-through to the member.

State Ethanol Supports

     In addition to federal incentives, the State of Kansas provides an incentive production payment to ethanol producers. The production incentive available to Kansas ethanol producers that commence production after July 1, 2001 and sell at least 5 million gallons consists of a direct payment of $.075 per gallon for up to 15 million gallons per year. Accordingly, the maximum amount a Kansas ethanol producer can currently receive in a year is $1,125,000.

These incentive payments are available for the first seven years of production. The available statewide funding for these incentive payments was $1,500,000 per year for 2002-2004 and will be $3,500,000 per year for 2005-2011 plus any excess balance carried over from the prior year's current production account. Any shortfall in the available funds will result in a pro rata decrease in the incentives paid to the individual ethanol producers. During the Transition Period, we received $672,977 under the state incentive program, and have accrued an additional $452,023 which we received subsequent to the end of the Transition Period.

     We are unable to predict what effect, if any, expiration or termination of federal and state subsidies will have on the market or price for our ethanol. However, either event may adversely affect our business. See Item 6. Management's Discussion and Analysis or Plan of Operation, for further information relating to grants and subsidies.

Corn and Milo Procurement

     During the Transition Period ended September 30, 2004, we used approximately seven million bushels of corn and milo to produce ethanol. We obtained a majority of this grain from producers in western Kansas, where our plant is located. According to the Kansas Agricultural Statistic Service, approximately 51,000,000 bushels of corn and 17,000,000 bushels of milo were produced in northwest and west central portions of Kansas in 2003. We believe that grain producers in proximity to our plant produced sufficient grain for our needs for the foreseeable future. In the event such producers are unable to deliver our requirements, we believe an adequate supply is available from producers in other states, such as Nebraska and Colorado.

     Under the terms of our operating agreement, the holders of our Class A membership units are entitled to a freight allowance for grain sold to us or distiller's grains acquired from us. During the Transition Period ended September 30, 2004, our Board of Managers approved a freight allowance for grain delivered pursuant to this arrangement. The allowance during the Transition Period was insignificant.

     In addition to our grain acquisition, we enter into hedging transactions in an effort to stabilize the price that we pay for such grain. Hedging involves the acquisition of option and futures contracts, designed as hedges of specific volumes of grain expected to be used in our production process. We also use derivative financial instruments to manage the exposure to price risk related to grain purchases. At September 30, 2004, we had open long and short positions in option contracts, which positions were recorded in our financial statements at fair value. As a result, we reported $622,925 of unrealized losses for the Transition Period ended September 30, 2004 with respect to option and future contracts.

     All of the corn and milo we purchase is tested and must meet high quality control standards to ensure the efficient operation and quality products of our plant. We use the United States Department of Agriculture's grade requirements for U.S. Number Two Corn and U.S. Number Two Grain Sorghum. From time to time, we also accept grain that does not meet the criteria for U.S. Number Two Corn or U.S. Number Two Grain Sorghum or is otherwise substandard. When we do, we discount the price or make other allowances to account for the lesser grade quality or condition at delivery.

     The price and availability of corn and milo are subject to significant fluctuations depending upon a number of factors which affect grain commodity prices in general, including crop conditions, pestilence, weather, government programs and foreign purchases. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain through adjustments and prices charged for their ethanol. Therefore, any increase in the cost of grain or transportation expenses would adversely affect our business.

     Drought and other environmental occurrences could adversely effect the production and availability of corn, milo and other grain products in the future. Because of its relative aridity, the western United States is more susceptible to drought than certain other areas of the country. The drought experienced in the western United States during 2002 was partially mitigated during 2003 and 2004, but there is no assurance that the conditions during 2002 will not repeat. In that event, we anticipate that our grain requirements could be satisfied from other parts of the country, although transportation costs would be significantly higher.

Other Raw Materials

     The other critical raw materials in the production of ethanol are water and natural gas. Water is mixed with the processed grain to begin the fermentation process. Natural gas is used to heat the resulting mixture in conjunction with the fermentation process.

     An adequate supply of water is important to our ethanol business. Toward that end, we entered into an agreement that granted us the right to obtain water from, and construct a well on, property located approximately two miles north of our plant site. The agreement also granted us an easement for a water line from the well site to our plant and we have constructed a waterline from the well site to our plant site. We will obtain the additional water that we need from the existing well on our plant site. Management believes that we have sufficient water to operate our plant. We have received all necessary permits to obtain water and believe that we currently are operating in compliance with all regulations of the Kansas Department of Agriculture, Division of Water Resources.

     In order to be assured of a steady source of natural gas, we entered into a Natural Gas Service Agreement with Midwest Energy, Inc. ("Midwest") in September 2003. This agreement supplements a previous agreement with Kinder Morgan Energy Partners and Kinder Morgan Interstate Gas Transmission LLC to deliver the gas to Midwest. In exchange for our agreement not to bypass its local gas distribution system, Midwest agreed to install and maintain a gas main directly to our property in Gove County, Kansas. We pay a monthly charge based on the amount of gas utilized each month. The rates are fixed through December 31, 2008, and are subject to change thereafter based on increases or decreases applicable to distribution services generally and subject to review by the Kansas Corporation Commission. Our contract with Midwest extends through December 31, 2013.

     We also contract with Post Rock Gas, LLC ("PRG") to acquire the gas that is transported by Kinder Morgan and Midwest to our plant. Our agreement with PRG commenced in December 2003 and is terminable by either party on not less than 30 days' advance notice. The price we paid for gas during the Transition Period was determined by reference to a published "spot" price, and has been renegotiated beginning January 2005. We believe our agreements with PRG, Kinder Morgan and Midwest will provide an ample supply of natural gas for the foreseeable future.

Transportation and Delivery

     The grain that we receive is delivered by trucks. Due to our proximity to Interstate 70, transportation to and from the plant is efficient.

     Distiller's grains are transported exclusively by semitruck. UBE, as our exclusive purchaser of distiller's grains, selects the carrier.

Competition

     We are in direct competition with numerous other ethanol producers, many of which have greater resources than we do. In the state of Kansas alone, seven producers produce in excess of 128 million gallons of ethanol and additional production facilities are under construction. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we can compete favorably with other ethanol producers due to our proximity to ample corn and milo supplies at favorable prices.

     The ethanol industry has grown to approximately 86 production facilities in the United States. Industry authorities estimate that these facilities are capable of producing over 3 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Cargill, Midwest Grain, and New Energy Corporation, all of which are capable of producing more ethanol than we produce. In addition, there are several regional farmer-owned entities recently formed, or in the process of formation, of a similar size and with similar resources to ours. Most ethanol plants also produce distiller's grains.

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

Regulation

     The construction of our plant required various state and local permits to comply with existing governmental regulations designed to protect the environment and worker safety. While we are also subject to regulations on emissions of the United States Environmental Protection Agency ("EPA"), current EPA rules did not require us to obtain any permits or approvals in connection with the construction and operation of our business. However, state and federal rules can and do change, and such changes could result in greater regulatory burdens on us.

     Our ethanol production requires us to emit a significant amount of carbon dioxide into the air. Current Kansas law regulating emissions does not restrict or prevent us from emitting carbon dioxide gas into the air, but this could change in the future. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area based on foul smells or other air or water discharges from the plant.

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

Employees

     As of the date of filing this report, we have 30 full-time employees. These include the Chief Executive Officer/General Manager, a plant manager to oversee plant operations and production, a commodities manager to oversee grain acquisition and risk management, a safety director, a lab manager, a maintenance manager, an office manager and an administrative assistant. The remainder of our employees include administrative, production and maintenance support personnel. None of our employees are the subject of collective bargaining by labor unions, and we believe that we enjoy excellent relations with our employees.

     From time to time, we also retain the services of outside consultants to supplement the services provided by our employees. These include engineering, construction, legal, accounting and financial advisors. We believe that we can obtain the services of all personnel necessary to operate our business.

Item 2.  Description of Property

     We currently have an interest in 190 acres of real property. We acquired
53.5 acres of partially developed land in Gove County for the purpose of constructing our plant. However, in October 2003, we completed an industrial revenue bond financing with Gove County that will provide us with property tax savings on our plant site. As part of the financing, title to our plant site and all of our facilities have been transferred to Gove County as security for the repayment of the bonds. We are leasing back the site for an amount that is equal to the amount of the principal and interest that is payable on the bonds. The term of the lease is 30 years or as long as the bonds are outstanding. Also under the terms of the lease, we can repurchase the site for a nominal amount upon repayment of the bonds.

     We also own approximately 137 acres of land located one and one-half miles east of the 53.5 acres on which our plant is located. When we acquired this property, we also acquired water appropriation rights for two wells located on the property. We will need to apply to the Kansas Department of Agriculture, Division of Water Resources to change the type of water use from agricultural irrigation use to industrial use if we need to utilize these wells. We only anticipate using water from these wells if we expand our plant capacity. We have agreed to lease the property back to one of the sellers for a period of five years with the amount of rent based on the portion of the land that is dry land acres and the portion that is irrigated acres, with the seller expressly recognizing that the water available for irrigation may be dramatically reduced, and possibly eliminated, if we use the water from this property in our ethanol plant operations.

     In addition to our ethanol plant, discussed at the beginning of this report, we also own an administrative building adjacent to the plant. The administrative building consists of 3,000 finished square feet (including a partially finished basement) and provides offices for our administrative staff. We believe our existing facilities are sufficient for the foreseeable future.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the third quarter of the Transition Period. Our next annual meeting of members is scheduled for March 1, 2005.

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

     In addition to the restrictions on transfer contained in our operating agreement, we are also subject to limitations imposed by the United States Internal Revenue Code ("Code"). In order to maintain our status as a partnership for income tax purposes, we must not be treated as a "publicly traded partnership" under relevant provisions of the Code. Generally, the Code provides that a publicly traded partnership will be taxed as a corporation. In order to comply with these rules, we do not intend to list any of our capital units on a stock exchange or apply for quotations in any electronic trading system. Accordingly, transfer of capital units will generally be limited to the following:

     o    Gifts;

     o    Transfers by reason of death;

     o    Transfers between members of a family; and

     o    "Block" transfers.

     A block transfer is a transfer by a member and any related person, as defined in the Code, of membership interests representing in the aggregate more than 2% of the total interest in our capital or profits in one or more transactions during any 30 calendar day period.

     As of December 10, 2004, there were 2,286 Class A capital units, 1,744 Class B capital units and 50 Class C capital units outstanding, owned by a total of approximately 550 members.

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

     On November 16, 2004, our Board of Managers approved a cash distribution to our members equal to $500 for each capital unit outstanding on that date, or a total of $2,040,000. The distribution was paid December 10, 2004. Our primary lender, AgCountry Farm Credit Services, FLCA ("AgCountry") approved the distribution as required under our loan agreement with that entity. Future distributions will be made in the discretion of our Board of Managers, subject to the provisions of our Operating Agreement and the approval of our lender.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Introduction

     The following discussion highlights our financial condition at September 30, 2004 and a comparison of our financial condition at that date to December 31, 2003, the end of our prior fiscal year. We also highlight the results of our operation for the nine months ended September 30, 2004 and the year ended December 31, 2003.

     Due to the fact that we commenced operations during the first quarter of 2004, we do not believe a comparison of our operating results for the Transition Period ended September 30, 2004 to the prior year is meaningful. However, we discuss that comparison, as required by relevant requirements of the SEC.

Results of Operation

     During the Transition Period ended September 30, 2004, we reported net income of $7,393,563, or $1,812 per unit, on revenue of $39,485,027. Our net income includes $1,726,226 from operations and other income of $5,667,337, consisting primarily of grant and subsidy income. Net income for the Transition Period represents an improvement of $7,925,594 from the year ended December 31, 2003, during which we reported a net loss of $532,031 from startup activities.

     Revenue. Total revenue for the Transition Period ended September 30, 2004 was $39,485,027, consisting of $31,988,205 in ethanol sales (81%) and $7,496,822 in sales of distiller's grain (19%). Revenue was affected positively by what we believe to be relatively high prices for ethanol during that period. Due to several factors, including recent increases in the price of gasoline, we believe prices for ethanol will remain relatively constant or decrease in the coming year. This may adversely affect our operations on a price per gallon basis.

     Our ongoing plant expansion is designed to increase our production capacity by 25%, from 30 million gallons per year to 40 million gallons per year. We expect our expansion to be completed and ready for production during the first quarter of 2005. When completed and operational, this expansion will significantly increase revenue during the next fiscal year.

     In addition to sales revenue, we recorded revenue from grants and subsidies of $6,380,176 for the Transition Period. These incentives consist of payments from federal and state governments in connection with our ethanol production recorded in our Statement of Operations under "Other Income." During the Transition Period, we recorded incentive revenue of $5,188,875 from the United States Department of Agriculture's Commodity Credit Corporation under its Bioenergy Program. Of this amount, $1,909,212 is accrued on our balance sheet, representing amounts we believe we will receive from that program in the near future.

     The Bioenergy Program had a total funding limit of $150,000,000 for the 2004 program year of October 1, 2003 to September 30, 2004. Due to production expansion in the ethanol industry, both with new plants coming on line and increased efficiencies, applications for payments under the program exceeded available funding for the first three quarters of the program year. As a result, the revenue that we recognized for the program period ended September 30, 2004 was $1,999,684 less than the amount we qualified for based on our application. Due to the shortfall, we recorded incentive revenue under the program based on a reserve estimate calculated on experience gathered from other producers and sources. Based on these considerations and estimates, we recorded less than what we had expected to receive under this program for the Transition Period. Because of the uncertainty of the funding and the number of payment applications under the Bioenergy Program for the program quarter ending September 30, 2004, it is uncertain as to how much, if any, we will receive of the reserve estimate.

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

     In addition to incentives from the federal government, we recognized $1,125,000 of grants from the State of Kansas during the Transition Period, of which $672,977 was received and $452,023 was accrued at September 30, 2004. Because the number of ethanol producers who will qualify for the incentives is not known, we cannot predict whether the funds designated will be sufficient to fully fund the program in the future.

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

Costs of Goods Sold. Our costs of goods sold for the Transition Period totaled $31,893,577, representing 81% of our revenue and resulting in a gross profit of $7,591,450, or approximately 19% of our revenue. Based on our review of information published by other industry participants with operations that we believe to be comparable to ours, we believe our profit margin exceeds industry averages. We attribute this to the efficiency of our plant and equipment.

     Significant components of our costs and the approximate percentage of our total costs for the Transition Period that each represented include raw grain (71%), denaturant (3%), electricity (3%), natural gas (9%) and labor (4%). The prices for most of these items remained generally constant during the Transition Period, although we did experience a slight increase in the price of natural gas consistent with prices nationwide. We do not expect a significant increase in the price of any of these components for the coming year. Corn prices were at record highs in the second quarter of calendar 2004, due to seasonal fluctuations in inventory and last year's drought. However, these prices stabilized during the three months ended September 30, 2004, and we expect these reduced prices to continue for the foreseeable future.

     As discussed previously, we enter into options and future contracts for the acquisition of grain in an effort to stabilize the price we pay for this commodity. During the Transition Period, our costs of sales included $1,751,432 on losses attributable to these hedging activities. Part of this amount is an unrealized loss of $622,925 for the Transition Period, representing the unrealized losses on contracts that had not matured as of September 30, 2004, and treated as a comprehensive loss. Notwithstanding this loss and the unrealized loss, we believe that hedging is an important part of our business as we seek to stabilize prices for raw materials.

General and Administrative Expenses. General and administrative expenses for the Transition Period totaled $1,003,228. Significant components of this expense include administrative salaries, professional fees and insurance. With the completion of our proposed plant expansion next year, we anticipate administrative salaries and other miscellaneous expenses may increase slightly. However, we also anticipate that professional fees will decrease as we overcome many issues relating to the commencement of operations and construction of our plant. Accordingly, we expect these two factors to equalize and our administrative expenses will remain generally constant for the foreseeable future.

Depreciation and Amortization. Depreciation remains a significant component of our expenses, although it is a non-cash expense and does not affect our cash flow. During the Transition Period, we reported $4,861,996 of depreciation and amortization expense, a significant majority of which is related to depreciation of the ethanol plant. Since a significant portion of our capital investment represents machinery and equipment with a shorter life expectancy, we anticipate that our depreciation expense will be significant for the foreseeable future. Our building, with a longer life expectancy, represents a minor portion of our investment.

Other Income (Expense). As noted above, we reported other income of $5,667,337, primarily relating to grant and subsidy income of $6,380,176. Lease expenses associated with our arrangement with Gove County were entirely offset by imputed interest on the industrial development revenue bonds which we own. Interest expense of $738,053 represents amounts paid or accrued on our construction loan which was recently converted to a permanent loan. (See "-Liquidity and Capital Resources" below.)

Liquidity and Capital Resources

Overview

     Our working capital at September 30, 2004 totaled $7,472,989, consisting of current assets of $9,515,308 and current liabilities of $2,042,319. Our working capital at September 30, 2004 represented an increase of almost $6,950,000 from year end 2003. Our current ratio at September 30, 2004, representing our current assets divided by current liabilities, equaled 4.66, which we consider extremely high for our industry. The substantial increase in working capital from year end 2003, exclusive of the reclassification of debt, represents cash generated by operations and financing activities, discussed in more detail below.

     Our capital requirements for the coming year include financing operations and completing expansion of our plant. With the capital we had available at September 30, 2004, we believe we have sufficient resources for those purposes.

     Our capital resources consist of (i) cash from operations; (ii) permanent financing, in the form of capital contributions by our members; (iii) bank debt; and (iv) industrial development bonds issued by Gove County. During the nine months ended September 30, 2004, our current assets increased by almost $8,500,000, representing cash generated by operations, borrowing on available debt, increases in accounts receivable and inventory. Our operating activities generated $1,433,632 of cash, while financing activities produced $4,757,634 of cash.

     Due to our favorable liquidity position at September 30, 2004, our Board of Managers approved a distribution to our members in the amount of $500 per unit, or $2,040,000 in the aggregate, paid December 10, 2004. A determination of any future distributions will be made in the discretion of our Board of Managers based on such factors as our operating results and future capital requirements. All distributions must be approved by our primary lender.

Cash Flow. The cash generated by our operating activities during the Transition Period represents our net income of $7,393,563, adjusted for (i) items such as depreciation and amortization which do not require cash and (ii) changes in assets and liabilities. Adding back our depreciation and amortization expense provided an additional $4,861,996 of cash during the Transition Period. Reducing cash at September 30, 2004 was an increase in accounts receivable of approximately $2,200,000, accounts receivable from the United States Department of Agriculture under the Bioenergy Program and the Kansas State Incentive Program of approximately $2,360,000, inventory of $1,255,682 and repayment of accounts payable to the contractor for our ethanol plant of $5,231,553. These adjustments resulted in net cash from operating activities of $1,433,632.

     Our investment activities used $3,526,972 of cash. A majority of that amount, $2,476,243, was used to purchase our plant and equipment. The remaining amount of $1,050,729 was invested in options and futures contract in connection with our hedging activities.

     By far, the largest source of cash during the Transition Period was our financing activities, which provided $4,757,634 of cash. To complete construction of our ethanol plant and provide necessary working capital for operations, we borrowed $9,757,634 under our existing credit arrangement. When our construction loan was converted to permanent financing in August 2004, we repaid $5,000,000 to our lender, which is now available under a line of credit for future borrowing. Overall, cash increased $2,664,294 from fiscal year end 2003 to September 30, 2004.

Equity Financing. Our members have contributed $19,801,035 in equity financing, primarily from our initial public offering completed in 2003. All of that amount was used either in preparation for, or the actual construction of, our ethanol plant. During the Transition Period, our equity increased $6,770,638, representing approximately 36% of our equity which existed at December 31, 2003.

Debt Financing. Under our arrangement with AgCountry, we borrowed $22,000,000 under a construction loan executed in 2003. The proceeds of that loan were used by us to complete construction of the plant and to commence operations. In August 2004, we converted the loan to permanent financing in the form of a $16,000,000 term loan and a line of credit in the amount of $5,000,000. At that time, we paid AgCountry $5,000,000 to reduce the loan, all of which was used to create the line of credit.

     The term loan is payable at the rate of $425,000 per calendar quarter, plus accrued interest at the rate of LIBOR plus four percent.(2) Subsequent to the end of the Transition Period, we paid an additional $2,000,000 to AgCountry as required under the terms of our loan agreement.

     Our repayment obligations under the credit agreement are secured by all of our tangible and intangible real and personal property. In addition, the bonds acquired from Gove County, described above, have been pledged to AgCountry to secure our borrowing. As part of the credit agreement, we agreed to certain affirmative, negative and financial covenants, which potentially effect our operations, including, but not limited to, the following:

     o We must provide AgCountry with audited annual and unaudited quarterly financial statements, annual budgetary and business plan information, and a notice of the occurrence of an event of default and other material events.

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

     Effective July 29, 2004, we amended our loan agreement with AgCountry. The amendment revises certain terms defined in the original loan agreement and revises certain financial ratios as follows:

----------------------
(2) LIBOR is defined as "London Interbank Offered Rate," and is the interest rate offered by a specific group of London banks for U.S. dollar deposits of a stated maturity. LIBOR is used as a base index for setting rates of some adjustable rate financial instruments.

         "Free Cash Flow" shall mean for any period, the EBITDA (earnings before interest, taxes, depreciation and amortization) less the sum of Mandatory Debt Retirement, Taxes paid by Borrower and its Subsidiaries, and Non-Financed Maintenance Capital Expenditures.

         Fixed Charge Coverage Ratio. On September 30, 2005, and annually thereafter, Borrower will maintain a Fixed Charge Coverage Ratio of not less than 1.15:1.00.

Our Fixed Charge Coverage Ratio at September 30, 2004 was 2.3:1

         Leverage Ratio. On September 30, 2005, and at all times thereafter, Borrower will maintain a ratio of (i) net worth to (ii) total assets of not less than 0.50:1.00. For the calculation of the leverage ratio, total assets and liabilities of Borrower will be net of the "Gove County IDR Bonds" asset and liability accounts (listed at $32,000,000 as September 30, 2004).

This ratio at September 30, 2004 was 0.61:1.

         Capital Expenditures. Borrower will not make Capital Expenditures in excess of $500,000 during any fiscal year period without Lender's prior written approval. Notwithstanding the previous sentence or any other provision of any other Loan Document, Lender consented to the Capital Expenditures of Borrower in the amount of up to $4,500,000 incurred pursuant to the Agreement between Borrower and ICM, Inc. dated August 26, 2004.

         Current Ratio and Working Capital. Borrower will maintain, on September 30, 2004 and at all times thereafter, a ratio of current assets to current liabilities of not less than 1.20:1.00 and working capital of at least $5,000,000 on December 31, 2004, and at all times thereafter. For the purpose of calculating the current ratio and working capital [under this Section 6.04,] the unadvanced portion of the revolving term note, less the amount of step-down due within 12 months, will be included as a current asset.

At September 30, 2004 our current ratio was 7.1:1 and working capital was $12,472,988.

         Minimum Net Worth. Borrower will maintain, (i) on September 30, 2004 and at all times thereafter, a minimum net worth of $19,000,000, (ii) on September 30, 2005 and at all times thereafter, a minimum net worth of $23,000,000, and (iii) on September 30, 2006, and at all times thereafter, a minimum net worth of $25,000,000.

Our net worth at September 30, 2004 was $25,581,251.

         Restricted Payments. Borrower will not, and will not permit any Subsidiary to, declare or make, or agree to pay or make, directly or indirectly, any dividend or distribution on any class of its membership interests, or make any payment on account of, or set apart assets for a sinking or other analogous fund for, the purchase, redemption, retirement, defeasance or other acquisition of, any membership interest or Indebtedness subordinated to the Obligations of Borrower or any options, warrants, or other rights to purchase such common stock or such Indebtedness, whether now or hereafter outstanding (each, a "Restricted Payment"), except for (i) dividends or distributions payable by Borrower solely in units of any class of its membership interests, (ii) Restricted Payments made by any Subsidiary to Borrower and (iii) dividends or distributions which do not exceed, in any rolling 12 month period, 40% of Net Income; and provided further, and that no Restricted Payment shall be paid by Borrower if an Event of Default exists or would result from the payment of such Restricted Payment.

These revised terms and conditions will affect our obligations to AgCountry beginning the dates set forth above.

     After analyzing our operating results during the Transition Period, and comparing those results to our industry peers, we have determined it would be in our members' best interest to expand plant capacity and increase production of ethanol. Toward that end, we have contracted to expand our plant capacity by 25%, to a name plate capacity of 40,000,000 gallons per year. In order to finance that expansion, we executed an agreement with AgCountry to borrow an additional $3,500,000 (the "Expansion Loan") and allocated approximately $1,000,000 of our then-existing cash for that purpose. Those sources will provide approximately $4,500,000 necessary for construction of the expansion, including $500,000 of ancillary equipment. We expect the expansion will become operational in the first quarter of 2005.

The Expansion Loan is payable in quarterly installments of $125,000 plus interest beginning April 1, 2005 and continuing on the first day of each succeeding calendar quarter until the loan is paid in full. Interest accrues at LIBOR plus a margin of 4.00%, which margin is subject to change in the discretion of the lender beginning November 1, 2005. The Expansion Loan provides for default interest at a rate 2.00% higher than the prevailing rate and that a default under any other loan will constitute a default under that loan.

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

          c. Changes in government regulations for air and water quality or subsidies for production of ethanol and other fossil fuel alternatives;

          d. Technological advances in the process for producing ethanol; and

          e. Drought and other environmental conditions.

Risk Factors

     Our business is not diversified and this could reduce the value of our membership units. Our success depends largely upon our ability to profitably operate our ethanol business. We do not have any other line of business or other sources of revenue if we are unable to produce ethanol and distiller grains. If economic or political factors adversely affect the market for ethanol, the value of our membership units could decline because we have no other line of business to fall back on if the ethanol business declines. Our business would also be significantly harmed if our ethanol plant could not operate at full capacity for any extended period of time.

     Federal regulations concerning tax incentives could expire or change which could reduce our revenue. Congress currently provides certain federal tax incentives for oxygenated fuel producers and marketers, including those who purchase ethanol to blend with gasoline in order to meet federally mandated oxygenated fuel requirements. These tax incentives include, generally, a lower federal excise tax rate for gasoline blended with at least 10 percent, 7.7 percent, or 5.7 percent ethanol, and income tax credits for blenders of ethanol mixtures and small ethanol producers. Gasoline marketers pay a reduced tax on gasoline that they sell that contains ethanol.

     The ethanol industry and our business depend on continuation of the federal ethanol credit. This credit has supported a market for ethanol that might disappear without the credit. The federal subsidies and tax incentives are scheduled to expire in 2010. These subsidies and tax incentives to the ethanol industry may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use of ethanol in a material way, and we cannot guarantee that any of those laws, regulations or programs will be continued. The elimination or reduction of federal subsidy and tax incentives to the ethanol industry would have a material adverse impact on our business by making it more costly or difficult for us to produce and sell ethanol. If the federal ethanol tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result.

     The production and sale of "hybrid" automobiles may affect the demand for fuel, thereby reducing the demand for ethanol. The production and sale of hybrid automobiles, which rely on a combination of electricity and gasoline as power sources, have continued to rise over the past several years. In our opinion, the demand for these cars is partially a function of the high price of gasoline that has prevailed in the last few years. If the price of fuel remains high or continues to rise, the demand for hybrid cars and alternative means of transportation may also increase. That, in turn, may decrease the demand for gasoline and adversely affect the price we receive for the ethanol we sell. This may adversely affect our revenue in the future.

     Members may be required to pay taxes on their share of the Company's income even if we make no distributions to members. We expect to be treated as a partnership for federal income tax purposes unless there is a change of law or trading in the membership units is sufficient to classify the Company as a "publicly traded partnership." This means that the Company will pay no income tax and all profits and losses will "pass-through" to our members who will pay tax on their share of the Company's profits. It is likely that the Company's members may receive allocations of taxable income that exceed any cash distributions made, if any. This may occur because of various factors, including but not limited to, accounting methodology, lending covenants that restrict the Company's ability to pay cash distributions, or our decision to retain or use the cash generated by the business to fund our operating activities and obligations. Accordingly, members may be required to pay income tax on the allocated share of the Company's taxable income with personal funds, even if the members receive no cash distributions from the Company.

     Higher than anticipated operating costs could reduce our profitability. In addition to general market fluctuations and economic conditions, we could experience significant cost increases associated with the ongoing operation of the plant caused by a variety of factors, many of which are beyond our control. These cost increases could arise from inadequate supplies and resulting price increases for grain and/or natural gas. Labor costs also can increase, particularly if there is any shortage of labor or persons with skills necessary to operate the plant. We believe our operations are particularly susceptible to fluctuations in the price of corn and milo, since acquisition of grain is the largest component of our operating costs. A small increase in the price of grain could dramatically affect our operating results due to the volume of corn and milo that we require for annual operation of our plant. To guard against that potential, we engage in hedging activities to help stabilize the price of grain, but there is no assurance that hedging will prevent the adverse effects of an increase in grain prices.

     Low gasoline prices could reduce profitability. The price of ethanol has some relation to the price for gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price for ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results.

     Increases in the production of ethanol could result in lower prices of ethanol and have other adverse effects. We expect that many existing ethanol plants will construct additions to increase their production and that new fuel-grade ethanol plants will be constructed as well. We cannot provide any assurance or guarantee that there will be any material or significant increases for the demand for ethanol, so the increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects as well. For example, increased production will also lead to increased supplies of co-products, such as grain solubles. Those increased supplies could in turn lead to lower prices for these co-products. Also, the increased production of ethanol could result in increased demand for corn and milo which, in turn, could in turn lead to higher prices for these grains, resulting in higher costs for production and lower profits.

     Hedging transactions involve risks that could harm our profitability. In an attempt to minimize the effects of the volatility of corn and milo costs on operating profits, we take hedging positions in corn and milo futures markets. Hedging means protecting the price at which we buy corn and milo and the price at which we sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and milo and our ability to sell sufficient amounts of ethanol and grain solubles to utilize all of the grain subject to futures contracts. Although we attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in grain contracts are highly volatile and influenced by many factors beyond our control. Losses related to hedging activity could be high, since a small movement in the price of grain or other commodities can be magnified in the futures markets.

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

     Eide Bailly's letters to our Board of Managers dated January 24, 2002 and January 14, 2003, respectively, advised that, in Eide Bailly's judgment, there were reportable conditions related to our internal controls. Our Audit Committee has discussed these matters with Eide Bailly, and, in response, we have employed additional bookkeeping staff, which began working in November, 2003, and has implemented additional appropriate internal controls.

     On October 15, 2003, our Board of Managers engaged Stark Winter Schenkein & Co., LLP to audit our balance sheet as of December 31, 2003, and related statements of operations, changes in members' equity and cash flows for the year then ended.

Item 8A.  Controls and Procedures

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 30, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                    PART III

     Our Definitive Information Statement to be filed with the SEC not later than January 28, 2005, is incorporated by reference into Part III, Items 9 through 12, of this report.

Item 13.  Exhibits and Reports on Form 8-K

     The following exhibits are filed as part of, or are incorporated by reference into, this report:

          (a) Exhibits. See Exhibit Index following the signature page of this report.

          (b) Reports on Form 8-K.

               (i) The Company filed a Current Report dated July 20, 2004, reporting the change in its fiscal year.

Item 14.

     Our Definitive Information Statement to be filed not later than January 28, 2005 is incorporated into Item 14 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Oakley, Kansas on January 12, 2005.

                              WESTERN PLAINS ENERGY, L.L.C.


                              By:  /s/ Michael J. Erhart
                                   ---------------------------------------------
                                    Michael J. Erhart, Chief Executive Officer,
                                    General Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                    Title                                   Date


/s/ Jeff Torluemke            President, Manager               January 10, 2005
------------------------
Jeff Torluemke


/s/ Richard Sterrett          Vice President,                  January 13, 2005
------------------------
Richard Sterrett              Chief Financial Officer, Chief
                              Accounting Officer, Manager

/s/ Ben Dickman               Manager                          January 5, 2005
------------------------
Ben Dickman


/s/ Gary Johnson              Manager                          January 11, 2005
------------------------
Gary Johnson


/s/ Brian Baalman             Manager                          January 11, 2005
------------------------
Brian Baalman


/s/ Ronald Blaesi             Manager                          January 12, 2005
------------------------
Ronald Blaesi


/s/ Robert Casper             Manager                          January 12, 2005
------------------------
Robert Casper

                                INDEX TO EXHIBITS

                                                   Filed
Exhibit No.   Description                          Herewith    Incorporated Herein by Reference
------------- ------------------------------------ ----------- -------------------------------------------------------
3.1(i)        Articles of Organization                         Appendix A to the Issuer's  Prospectus  filed with the
                                                               Commission  pursuant  to Rule  424(b)(3)  on June  11,
                                                               2002 (File No. 333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
3.1(ii)       Third Amended and Restated                       Exhibit 3 to the Issuer's  Form 10-QSB for the quarter
              Operating Agreement                              ended June 30, 2003
------------- ------------------------------------ ----------- -------------------------------------------------------
4.1           Form of Class A Capital Unit                     Exhibit 4.1 to the  Issuer's  Form SB-2 filed with the
              Certificate                                      Commission on December 12, 2001 (File No. 333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
4.2           Form or Class B Capital Unit                     Exhibit 4.2 to the  Issuer's  Form SB-2 filed with the
              Certificate                                      Commission on December 12, 2001 (File No. 333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
4.3           Form of Class C Capital Unit                     Exhibit 4.3 to the  Issuer's  Form SB-2 filed with the
              Certificate                                      Commission on December 12, 2001 (File No. 333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
10.1          Credit Agreement with AgCountry                  Exhibit  10.1  to the  Issuer's  Form  10-QSB  for the
              Farm Credit Services, FLCA, dated                quarter ended June 30, 2003
              July 29, 2003
------------- ------------------------------------ ----------- -------------------------------------------------------
10.2          DDGS/SWGS Marketing Agreement with               Exhibit 10.5 to the Issuer's Form SB-2 filed with the
              ICM Marketing, Inc., dated October               Commission on December 12, 2001 (File No. 333-74982)
              1, 2001
------------- ------------------------------------ ----------- -------------------------------------------------------
10.3          Land Exchange Agreement, dated                   Exhibit 10.9 to the Issuer's Form SB-2 filed with the
              November 23, 2001                                Commission on December 12, 2001 (File No. 333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
10.4          Real Estate Purchase Agreement,                  Exhibit  10.10 to the Issuer's  Form SB-2  filed with
              dated December 21, 2001                          the Commission on May 1, 2002 (File No. 333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
10.5          Well Construction and Pumping                    Exhibit 10.11 to the Issuer's Form SB-2 filed with
              Agreement, dated November 19, 2001               the  Commission  on  December  12,  2001  (File  No.
                                                               333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
10.6          Design/Build Agreement with ICM,                 Exhibit  10.12 to the  Issuer's  Form SB-2  filed with
              Inc., dated April 4, 2002                        the Commission on May 1, 2002 (File No. 333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
10.7          Agreement between the Company and        X
              ICM, Inc. dated August 26, 2004
              for expansion of our plant
------------- ------------------------------------ ----------- -------------------------------------------------------
10.8          Agreement between the Company and        X
              United Bio Energy Ingredients,
              LLC, dated August 2, 2004
------------- ------------------------------------ ----------- -------------------------------------------------------
10.9          Form of Second Amendment to the          X
              Credit Agreement with AgCountry
              dated July 29, 2004
------------- ------------------------------------ ----------- -------------------------------------------------------
10.10         Promissory Note/Loan Agreement           X
              with AgCountry dated November 16,
              2004
------------- ------------------------------------ ----------- -------------------------------------------------------

                                                   Filed
Exhibit No.   Description                          Herewith    Incorporated Herein by Reference
------------- ------------------------------------ ----------- -------------------------------------------------------


31.1          Certifications pursuant to Rule          X
              13a-14(a) or 15d-14(a) under the
              Securities Exchange Act of 1934,
              as amended
------------- ------------------------------------ ----------- -------------------------------------------------------
31.2          Certifications pursuant to Rule          X
              13a-14(a) or 15d-14(a) under the
              Securities Exchange Act of 1934,
              as amended
------------- ------------------------------------ ----------- -------------------------------------------------------
32.1          Certifications pursuant to 18            X
              U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
------------- ------------------------------------ ----------- -------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS


Members and Board of Managers
Western Plains Energy, LLC


We have audited the accompanying balance sheet of Western Plains Energy, LLC as of September 30, 2004, and the related statements of operations, changes in members' equity, and cash flows for the nine months ended September 30, 2004 and the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Plains Energy, LLC as of September 30, 2004, and the results of its operations, and its cash flows for the nine months ended September 30, 2004 and the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------
Denver, Colorado
December 20, 2004

                          WESTERN PLAINS ENERGY, L.L.C.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004


ASSETS

CURRENT ASSETS
Cash                                                         $      3,243,020
Accounts receivable                                                 2,192,845
Accounts receivable - government subsidies                          2,361,235
Inventory                                                           1,255,682
Prepaid expense                                                        33,720
Available-for-sale securities                                         428,805
                                                               ---------------
Total current assets                                                9,515,307
                                                               ---------------

PROPERTY AND EQUIPMENT
Land                                                                  503,903
Land improvements                                                     645,280
Manufacturing equipment                                            33,776,372
Buildings                                                           1,078,969
Vehicles                                                              121,737
Office equipment, furniture, fixtures                                 208,812
Construction-in-progress                                              256,450
                                                               ---------------
                                                                   36,591,523
Less:  Accumulated depreciation                                    (4,851,327)
                                                               ---------------
                                                                   31,740,196
                                                               ---------------

OTHER ASSETS
Investment in industrial development revenue bonds                 32,000,000
Loan origination fees, net                                            331,489
Financing fees, net                                                   194,744
Deposits                                                               97,834
                                                               ---------------
                                                                   32,624,067
                                                               ---------------

TOTAL ASSETS                                                 $     73,879,570
                                                               ===============


LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
Accounts payable                                             $        340,691
Accrued expenses                                                        1,628
Current portion of long term debt                                   1,700,000
                                                               ---------------
Total current liabilities                                           2,042,319
                                                               ---------------

LONG TERM DEBT                                                     14,256,000
                                                               ---------------

LEASE OBLIGATION                                                   32,000,000
                                                               ---------------

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A Capital Units, 2,286 issued                                10,910,140
Class B Capital Units, 1,744 issued                                 8,640,895
Class C Capital Units, 50 issued                                      250,000
Retained earnings                                                   6,403,141
Accumulated comprehensive (loss)                                     (622,925)
                                                               ---------------
Total members' equity                                              25,581,251
                                                               ---------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                        $     73,879,570
                                                               ===============

           Please refer to accompanying notes to financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2003


                                                       NINE MONTHS
                                                         ENDED      YEAR ENDED
                                                      SEPTEMBER 30, DECEMBER 31,
                                                          2004         2003
                                                      ------------  -----------

REVENUE                                               $ 39,485,027  $     --
COST OF SALES                                           31,893,577        --
                                                      ------------  -----------
GROSS PROFIT                                             7,591,450        --
                                                      ------------  -----------

EXPENSES
General and administrative expenses                      1,003,228     559,722
Depreciation and amortization expense                    4,861,996      12,662
Startup expenses                                              --       132,231
                                                      ------------  -----------
Total expenses                                           5,865,224     704,615
                                                      ------------  -----------

Income (loss) from start-up activities or operations     1,726,226    (704,615)
                                                      ------------  -----------

Other income (expense)
Interest expense                                          (738,053)    (62,835)
Interest from industrial development revenue bonds         768,746      85,234
Plant lease expense                                       (768,746)    (85,234)
Grant and subsidy income                                 6,380,176     223,473
Other income                                                25,214      11,946
                                                      ------------  -----------

Total other income                                       5,667,337     172,584
                                                      ------------  -----------

NET INCOME (LOSS)                                     $  7,393,563  $ (532,031)
                                                      ============  ===========



NET INCOME (LOSS) PER UNIT
BASIC                                                    1,812.15      (432.90)
                                                      ===========   ==========
DILUTED                                                  1,812.15      (432.90)
                                                      ===========   ==========

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC                                                       4,080        1,229
                                                      ===========   ==========
DILUTED                                                     4,080        1,229
                                                      ===========   ==========


NET INCOME (LOSS)                                     $ 7,393,563   $ (532,031)

Other comprehensive (loss)
Unrealized losses on grain hedging contracts             (622,925)        --
                                                      -----------   ----------

COMPREHENSIVE INCOME (LOSS)                           $ 6,770,638   $ (532,031)
                                                      ===========   ==========

Proforma Statements of Operations Data (unaudited):
  Net income (loss), as reported                      $ 7,393,563   $  (532,031)
  Pro forma income tax provision (benefit)              2,513,811      (180,891)
                                                      -----------   -----------
    Pro forma net income (loss)                       $ 4,879,752   $  (351,140)
                                                      ===========   ===========

  Pro forma net income (loss) per share
    (basic and diluted)                               $  1,196.02   $   (285.71)
                                                      ===========   ===========

           Please refer to accompanying notes to financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                     STATEMENT OF CHANGES IN MEMBERS' EQUITY
      YEAR ENDED DECEMBER 31, 2003 AND NINE MONTHS ENDED SEPTEMBER 30, 2004
                       ***** SPLIT TABLE - SEE BELOW *****

                                                                                                                       Additional
                                    Class A                Class B                   Class C          Class D            Paid In
                               Units        Amount     Units     Amount     Units    Amount    Units        Amount       Capital
                               ------   -----------    -----   ----------   -----   --------   -------    ----------    ----------
Balance, December 31, 2002       --     $      --       --     $     --        50   $250,000        83    $  415,000    $  434,500

Beneficial conversion option      166       415,000     --           --      --         --         (83)     (415,000)     (415,000)

Units subscribed                2,122    10,610,000    1,744    8,720,000    --         --        --            --            --

Subscriptions forfeited            (2)      (10,000)    --           --      --         --        --            --           1,000

Offering costs                   --        (104,860)    --        (79,105)   --         --        --            --         (20,500)

Subscriptions paid               --            --       --           --      --         --        --            --            --

Net (loss)                       --            --       --           --      --         --        --            --            --
                               ------   -----------    -----   ----------   -----   --------   -------    ----------    ----------

Balance, December 31, 2003      2,286    10,910,140    1,744    8,640,895      50    250,000      --            --            --

Unrealized (losses) on
  grain hedging contracts        --            --       --           --      --         --        --            --            --

Net income                       --            --       --           --      --         --        --            --            --
                               ------   -----------    -----   ----------   -----   --------   -------    ----------    ----------

Balance September 30, 2004      2,286   $10,910,140    1,744   $8,640,895      50   $250,000      --      $     --      $     --
                               ======   ===========    =====   ==========   =====   ========   =======    ==========    ==========

                         *****SPLIT TABLE SEE BELOW*****

                                                                          Retained       Accumulated
                                       Subscription      Discount on      Earnings      Comprehensive
                                        Receivable      Class D Units    (Deficit)          (Loss)          Total
                                       ------------      ------------    ------------    ------------    ------------
Balance, December 31, 2002             $   (225,000)     $   (415,000)   $   (458,391)   $       --      $      1,109

Beneficial conversion option                   --             415,000            --              --              --

Units subscribed                        (17,212,000)             --              --              --         2,118,000

Subscriptions forfeited                       9,000              --              --              --              --

Offering costs                                 --                --              --              --          (204,465)

Subscriptions paid                       17,428,000              --              --              --        17,428,000

Net (loss)                                     --                --          (532,031)           --          (532,031)
                                       ------------      ------------    ------------    ------------    ------------

Balance, December 31, 2003                     --                --          (990,422)           --        18,810,613

Unrealized (losses) on
  grain hedging contracts                      --                --              --          (622,925)       (622,925)

Net income                                     --                --         7,393,563            --         7,393,563
                                       ------------      ------------    ------------    ------------    ------------

Balance September 30, 2004             $       --        $       --      $  6,403,141    $   (622,925)   $ 25,581,251
                                       ============      ============    ============    ============    ============

           Please refer to accompanying notes to financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                     NINE MONTHS
                                                        ENDED      YEAR ENDED
                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2004           2003
                                                    ------------   ------------
OPERATING ACTIVITIES
  Net income (loss)                                 $  7,393,563   $   (532,031)
  Depreciation and amortization                        4,861,996         12,662
Changes in assets and liabilities
  Accounts receivable                                 (2,192,845)          --
  Accounts receivable - Government Subsidies          (2,361,235)          --
  Inventory                                           (1,255,682)          --
  Deposits                                               (97,834)        32,500
  Prepaid  expenses                                        7,080        240,608
  Loan origination and financing fees                     14,583           --
  Accounts payable and accrued expenses                  295,560       (129,547)
  Accounts payable - construction -related party      (5,231,553)     5,207,640
                                                    ------------   ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES          1,433,632      4,831,832
                                                    ------------   ------------

INVESTING ACTIVITIES
  Purchase of property, plant and equipment           (2,476,242)   (33,926,515)
  Disbursements of advances on grain                    (453,600)          --
  Receipts of advances on grain                          453,600           --
  Purchase of available for sale securities, net      (1,050,730)        (1,000)
                                                    ------------   ------------
    NET CASH (USED IN) INVESTING ACTIVITIES           (3,526,972)   (33,927,515)
                                                    ------------   ------------

FINANCING ACTIVITIES
  Borrowings on line of credit and advances payable   (5,000,000)       350,000
  Payments on line of credit and advances payable           --         (450,000)
  Payment of loan and financing fees                        --         (564,147)
  Capital unit subscriptions                                --       19,546,000
  Offering costs paid                                       --         (204,465)
  Proceeds from notes payable                          9,757,634     11,198,366
  Payment of notes payable                                  --         (219,000)
                                                    ------------   ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES          4,757,634     29,656,754
                                                    ------------   ------------

NET INCREASE IN CASH                                   2,664,294        561,071

CASH - BEGINNING OF PERIOD                               578,726         17,655
                                                    ------------   ------------

CASH - END OF PERIOD                                $  3,243,020   $    578,726
                                                    ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for income taxes                        $       --     $       --
                                                    ============   ============
  Cash paid for interest                            $    736,425   $     58,962
                                                    ============   ============

Non-cash Investing and Financing Activities
Investment in industrial revenue bonds              $ 13,366,710   $ 18,633,290
                                                    ============   ============
Lease obligation                                    $ 13,366,710   $ 18,633,290
                                                    ============   ============
Conversion of note payable to line of credit        $  5,000,000   $       --
                                                    ============   ============

           Please refer to accompanying notes to financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 1 - NATURE OF OPERATIONS

Principal Business Activity

Western Plains Energy, L.L.C. (a Kansas limited liability company with its principal place of business in Gove County, Kansas) was organized to own and operate a 30 million gallon ethanol plant. Western Plains Energy, L.L.C. (the Company) was organized on July 10, 2001. The Company began its principal operations in January 2004. Prior to that date, the Company was considered to be in the development stage.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from the production of ethanol and related products is recorded upon delivery to customers. Interest income is recognized as earned. Income from government grant programs is recognized as costs are incurred. Government subsidies are recognized based on fulfillment of program criteria, completion of application and determination of available funding.

Derivatives and Financial Instruments

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in the fair value of derivatives are recorded in earnings unless the normal purchase or sale exception applies or hedge accounting is elected.

The Company enters into derivative instruments including future contracts, swap agreements and purchased options to fix prices for a portion of future raw material requirements. The Company has designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require the Company to record the derivatives assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded. The Company has included in its cost of sales an aggregate of $1,159,495 of losses on completed contracts related to its hedging activities and has recorded an aggregate of $622,925 of unrealized losses at September 30, 2004 as a charge to comprehensive income. At September 30, 2004, Available for sale securities of $427,805, representing the lower of the cost or fair market value of the hedging activities are recorded on the balance sheet.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of assets is computed using the straight-line method over the following estimated useful lives:

      Building and manufacturing equipment           5 - 31.5 years
      Land improvements                              15 years
      Vehicles                                        7 years
      Office equipment and furniture                  7 years

There was no depreciation expense recorded in 2003, as the plant was not placed into service until January 2004. Depreciation expense for the nine months ended September 30, 2004 amounted to $4,851,327.

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

Organization and Start-Up Costs

Organization and start-up costs are expensed as incurred. Organization costs consist of amounts related to the formation of the Company. Start-up costs consist of amounts incurred during the development stage related to the operation and management of the Company, which do not qualify as capitalized costs.

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

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

Concentration of Credit Risk

The Company's cash balances are maintained in bank depositories and periodically exceed federally insured limits. At September 30, 2004, the Company's balances exceeded insured limits by $3,043,020.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and long-term debt. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company's capital lease obligation and long-term debt approximated their fair values based on the current market conditions for similar debt instruments.

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

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS 131, "Reporting Comprehensive Income," which requires the reporting of all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. This encompasses unrealized gains and losses from available-for-sale securities held. There was no comprehensive income recorded during the year ended December 31, 2003, as there was no change in the fair value of investments. The Company recorded a comprehensive loss of $622,925 during the nine months ended September 30, 2004 to recognize a decrease in the fair value of unfulfilled future purchase contracts for raw materials at that date.


Accounts Receivable

The Company's accounts receivable are due from distributors in the ethanol and livestock feed industries. Credit is extended based on evaluation of a customers' financial condition and collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The was no allowance for doubtful accounts at September 30, 2004.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory reserves are established for obsolescence based on expiration dating of perishable products and excess levels of inventory on hand. Inventories at September 30, 2004 consist of the following:

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

         Raw materials                                $505,433
         Work-in-process                               399,952
         Finished goods                                350,297
                                                    ----------
                                                    $1,255,682
                                                    ==========

Shipping and Handling

The cost of shipping products to customers is included in cost of goods sold. Amounts billed to a customer in a sale transaction related to shipping and handling is classified as revenue.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, "to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position or results of operations.

   In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position or results of operations.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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


NOTE 3 - LAND

During the period ended September 30, 2004, the Company capitalized land costs of $125,000 relating to the construction of a natural gas pipeline to serve the ethanol production facility.


NOTE 4 - MEMBERS' EQUITY

As specified in the Company's Third Amended and Restated Operating Agreement, the Company has four classes of membership capital units: Class A, B, C and D capital units of each class are issued in denominations of $5,000.

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

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

The Offering was competed in 2003 with 2,122 Class A and 1,744 Class B units sold for gross proceeds of $19,330,000. For Class C capital units subscribed in a private placement prior to the public offering, 10% of the offering price was due upon subscription with the remaining amount executed as a promissory note due subject to the call of the Board of Managers. The Company received a subscription for 50 Class C Units, totaling $250,000, from Ethanol Products, LLC. In accordance with the subscription agreement, a nonrefundable $25,000 was received by the Company and deposited into an escrow account during the year ended December 31, 2001. The remaining $225,000 of the subscription was received during the year ended December 31, 2003.

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

The Company must approve all transfers or other dispositions of capital units. Voting rights are one vote per member for Class A capital units, and one vote per unit for Class B and Class C capital units. Members elect the Board of Managers, and members must approve any merger or consolidation with another business entity, sale of substantially all of the Company's assets or voluntary dissolution. The Board of Managers decides all other matters regarding operation and management of the Company, including amendment of the Operating Agreement.

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

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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


NOTE 5 - FINANCING ARRANGEMENTS

Line of Credit

On August 26, 2002, the Company established a $100,000 revolving line of credit with the First National Bank of Quinter, Kansas. The outstanding balances bear interest at the bank's prime rate plus 2%. Interest is due on a quarterly basis. All outstanding balances were due at the maturity date of August 26, 2003. Certain assets of the Company secured the line. This line of credit was paid in full during the year ended December 31, 2003.

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

In February 2002, the Company entered into a 5% note payable with Farm Credit Services for $120,000. The note was due in annual installments of $27,717, including interest, with the final installment due on March 1, 2007, and was secured by land. As a portion of the proceeds from the note, the Company received 200 shares of Farm Credit Services stock at a cost of $1,000. During the year ended December 31, 2003, the note was repaid in full.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


Construction and permanent financing commitment

During July 2003, the Company entered into a credit agreement with Ag Country Farm Credit Services, FLCA (AgCountry) that established a $22,000,000 (or 55% of construction costs, whichever is less) multiple-advance, non-revolving construction loan for construction of the ethanol plant. The construction note expired August 1, 2004, with the amount outstanding converted into a permanent term loan to be amortized over a 10 year period. $5,000,000 of this note was converted to a revolving credit facility to reduce interest costs and to aid cash management.

During the construction period, interest-only payments equal to the London Interbank Offered Rate (LIBOR) plus 4% were due monthly.

During August 2004, the Company converted the construction loan into a term loan, which is being repaid in quarterly principal payments of $425,000 plus accrued interest based on the 30 day LIBOR indexed rate of LIBOR plus 4.00%, and a $5,000,000 credit line. The balance of the term loan was $15,956,000 at September 30, 2004. The revolving credit facility was paid in full during September 2004.

The term note is subject to certain restrictive covenants, and required payment of origination, participation and other fees totaling $337,107 and an annual administrative fee of $25,000. The $362,107 of financing costs are being amortized over the life of the loan (10 years), commencing with the loan's conversion into a permanent loan which occurred during August 2004. The annual administrative fee is amortized over 12 months. Accrued interest on the term loan amounted to $1,628 at September 30, 2004.

During the period ended September 30, 2004, the Company entered into two irrevocable standby letters of credit (the Letters of Credit) for $120,000 and $500,000, respectively. The Letters of Credit are for the benefit of the Company's utility provider. The Letters of Credit expire on December 31, 2011.


NOTE 6 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Board of Managers has entered into various agreements regarding the formation, operation and management of the Company. Significant agreements are as follows:

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


Energy Management Services

The Company has entered into an agreement with U.S. Energy Service, Inc. for energy management and engineering services. The initial term of the agreement expired on August 31, 2003, and is renewable for one-year terms unless terminated by either party with 30 days advance notice. The agreement provides for fees of $2,800 per month. The agreements was renewed through August 31, 2004 and again through August 31, 2005.

Sales Service Agreement

The Company has entered into an agreement with ICM Marketing, Inc., for the sale of the bulk feed grade products (distiller's grains) produced from the plant. The agreement expires October 1, 2004, and is automatically renewed for one-year terms unless either party provides written notice 90 days prior to expiration of the agreement. Under the terms of the agreement, ICM Marketing, Inc. purchases all products at a price equal to 98% of the selling price, less applicable freight. If the product is sold to members of the Company, the price is set at 98.5% of the selling price, less applicable freight. ICM Marketing, Inc. is responsible for billing and account servicing of the product sales and for losses related to non-payment unless such non-payment relates to substandard products. This agreement was subsequently assigned to United Bio Energy, LLC an affiliate of ICM Marketing, Inc.

Ground Water Services

The Company entered into an agreement on December 19, 2001 to secure rights to ground water for the ethanol plant. The agreement requires a payment of $15,000 for the rights; of which $7,500 was payable upon execution of the agreement and the remainder is payable 7 days prior to commencement of the drilling of the water well by the Company. In addition, the agreement requires payments of $1,050 per quarter during the first 15 years of the agreement, commencing with pumping of the well, with the parties renegotiating the quarterly fee after the first 15 years of the agreement. The agreement has a 20-year term commencing with pumping of the well, with renewal for successive 5-year periods unless notice of termination is provided 60 days prior to expiration of the agreement. Minimum payments related to pumping water from the well are $4,200 per year, with a total commitment of $63,000 during the first 15 years of the agreement.

Marketing Agreement

The Company entered into an agreement on October 31, 2001with Ethanol Products, LLC, for the marketing of the Company's ethanol and certain administrative services. The agreement as amended on October 18, 2002, has a term of 5 years and commences upon start of ethanol production, with a fee of $.01 per gallon of ethanol produced. The agreement is renewable for 5-year terms unless notice of termination has been delivered at least 90 days prior to expiration.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has reimbursed members of the Board of Managers for certain expenses incurred by the Company and paid by the members of the Board of Managers during the development stage. Expense reimbursements for the periods ended September 30, 2004 and December 31, 2003, totaled $8,094 and $21,750, respectively.

Ethanol Products, LLC owns all 50 Class C capital units, purchased for $250,000.

ICM, Inc., the general contractor for the plant, advanced $250,000 to the Company in the first quarter of 2003; the amount was repaid in April 2003 with $4,192 of accrued interest (See Note 5).

The President of ICM owns or is the beneficial owner of 200 Class B capital units.

During the period ended September 30, 2004, ICM, Inc., the general contractor for the plant and an entity controlled by a member of the board of managers, submitted pay applications totaling $1,376,804. During the same period, ICM received payments relating to the construction of the ethanol plant of $6,580,693.

During the period ended September 30, 2004, the Company purchased a vehicle for $17,000 from a director and member of the LLC. The value of the vehicle was determined to be fair market value.

During August 2004, the Company entered into a fixed price construction contract (the "Contract") with ICM, Inc. The President of ICM is both a member of the board of managers and a member of the Company. The Contract is for an expansion of the ethanol plant from 30 million gallon to 40 million gallon production per year. The contract is for $4,000,000, with construction to be completed by January 2005. At September 30, 2004, $250,000 has been paid toward the Contract and is recorded in construction in process.


NOTE 8 - GRANTS AND SUBSIDIES

In January 2003, the Company received a value-added agricultural product market development grant from the United States Department of Agriculture, Rural Development. The grant provides matching funds not to exceed $290,610 for working capital expenses. During the year ended December 31, 2003, $223,473 was applied for and received under this grant. An additional $66,301 was received during the nine months ended September 30, 2004.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


During the nine months ended September 30, 2004, the Company received an aggregate subsidy for its ethanol production of $3,279,663 pursuant to a United States Department of Agriculture Bio-Energy program and had an estimated amount receivable under the program amounting to $1,909,212 at that date. Additionally, the Company qualifies for additional subsidies under a State of Kansas program. The Kansas program is limited to an amount of $1,250,000 per year for new ethanol production in excess of prior year amounts. The Company recorded revenue of $1,125,000, received an aggregate of $672,977, and recorded a receivable of $452,023 at September 30, 2004 from the Kansas incentive program during the nine months ended September 30, 2004.


NOTE 9 - SALE / LEASEBACK TRANSACTION

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site. As part of the financing, title to the plant site and improvements have been transferred to Gove County, as security for the repayment of the bonds, and the Company is leasing back the site in an amount that is equal to the amount of interest to be paid on the Gove County bonds. AgCountry consented to this transaction, and the bonds have been pledged to AgCountry as security for any obligations under the AgCountry Credit Agreement. As part of the financing, the Company paid the bond underwriter, W.R. Taylor, $160,000 and agreed to pay an additional $40,000 only if the bonds are converted to a variable rate and remarketed by W.R. Taylor. The maximum principal amount of the bonds is $32,000,000. The bonds were initially issued in the principal amount of $15,256,282, which is the amount of the Company's expenditures on the plant as of August 31, 2003. Additional $3,377,008 in bonds were issued in November 2003. Additional project costs of $15,004,005 were expended through December 31, 2003 for which $13,366,710 was submitted to the bond trustee for additional bond issuances that were issued in February 2004.

The $160,000 of financing fees paid to the bond underwriter and $42,040 of legal and other cost associated with the bond closing will be amortized over the 30-year life of the bonds. $10,669 and $2,245 of amortization expense was recognized during the periods ended September 30, 2004 and December 31, 2003, respectively.

The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st. This interest income is directly offset by the lease payments on the plant. Both the bond and the corresponding lease have terms of 30 years. The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the periods ended September 30, 2004 and December 31, 2003 were $768,746 and $85,234, respectively. This amount is equal to the lease expense of the plant.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 10 - CONCENTRATION OF CUSTOMERS

The Company sells essentially all of its products to two marketers, which in turn sell to other purchasers. The Company has executed an exclusive marketing agreement with Ethanol Products LLC ("Ethanol Products") of Wichita, Kansas to market the ethanol produced at its plant. The agreement is effective for an initial term of five years beginning January 2004 and is automatically renewable for subsequent five-year terms unless terminated by either party prior to expiration. Ethanol Products has agreed to purchase all of the ethanol that is produced at the plant. Ethanol Products will be solely responsible for determining the price and terms at which the ethanol acquired from the plant will be sold and to whom it will be sold. In the event that the relationship with Ethanol Products is interrupted for any reason, the Company believes that it would be able to locate another entity to market the ethanol. However, any interruption could temporarily disrupt the sale of the Company's principal product and adversely affect its operations.

The Company also has executed an exclusive agreement with ICM Marketing, Inc. to market all of the distiller's grains produced at the plant. The rights and obligations of ICM under that agreement were subsequently assigned to United Bio Energy, LLC ("UBE"). The initial term of the agreement with UBE is three years expiring October 1, 2006 and will automatically renew for additional one-year terms unless terminated by the Company or UBE following 90 days advance written notice. As with the marketing arrangement with Ethanol Products, any interruption in the relationship with UBE could temporarily affect the Company's business, although it is believed that the Company could find another entity to market the grains (see Note 6).

NOTE 11 - REGULATION

The construction of the plant required various state and local permits to comply with existing governmental regulations designed to protect the environment and worker safety. While the Company is subject to regulations on emissions of the United States Environmental Protection Agency ("EPA"), current EPA rules do not require the Company to obtain any permits or approvals in connection with the construction of the plant or operation of the Company's business. However, state and federal rules can and do change, and such changes could result in greater regulatory burdens on the Company.

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

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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


NOTE 12 - SUBSEQUENT EVENTS

Subsequent to September 30, 2004 the Company has made distributions of $500 per unit to the owners of the 4,080 outstanding units for a total of $2,040,000.

Additionally, the Company has made a payment of $2,000,000 on its loan payable to AgCountry.

On November 15, 2004 the Company entered into a promissory note agreement with AgCountry for $3,500,000 for the purpose of expanding the plant from 30 million to 40 million gallon production capacity. The loan requires 27 quarterly payments of $125,000 plus accrued interest beginning on April 1, 2005. Interest accrues at LIBOR plus 4%. The loan matures on January 1, 2012.