Form 10QSB
period 2004-12-31
WESTERN PLAINS ENERGY LLC
filed 2005-02-14
CIK 1161049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended: December 31, 2004

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                         Commission file number 0-50714
                                                -------

                          Western Plains Energy, L.L.C.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Kansas                                     48-1247506
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


                    3022 County Road 18, Oakley, Kansas 67748
                   -------------------------------------------
                    (Address of principal executive offices)


                                 (785) 672-8810
                           ---------------------------
                           (Issuer's telephone number)


                                   December 31
                -------------------------------------------------
               (Former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 10, 2005, 2,286 Class A Capital Units, 1,744 Class B Capital Units and 50 Class C Capital Units of the registrant were outstanding.

Transitional Small Business Disclosure Format:  Yes      No X
                                                   ---     ---

                          WESTERN PLAINS ENERGY, L.L.C.


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1. Balance Sheet (unaudited) at December 31, 2004                       1

        Statements of Operations (unaudited) for the three months
        ended December 31, 2004 and 2003                                     2

        Statements of Cash Flows (unaudited) for the three
        months ended December 31, 2004 and 2003                              3

        Notes to Financial Statements (unaudited)                            4

Item 2. Management's Discussion and Analysis or Plan of Operation            6

Item 3. Controls and Procedures                                             10

Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                  12


References in this report to agreements to which Western Plains Energy, L.L.C. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company's Transition Report on Form 10-KSB for the transition period ended September 30, 2004 and the exhibits listed therein.

                          WESTERN PLAINS ENERGY, L.L.C.
                                  BALANCE SHEET
                                December 31, 2004
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash                                                         $  4,718,967
Accounts receivable- trade                                      2,510,541
Accounts receivable - government subsidies                      1,008,176
Inventory                                                       1,288,913
Prepaid expense                                                   211,274
Available-for-sale securities                                     350,218
                                                             ------------
Total current assets                                           10,088,089
                                                             ------------

PROPERTY AND EQUIPMENT
Land                                                              513,903
Land improvements                                                 660,280
Manufacturing equipment                                        33,741,600
Buildings                                                       1,091,351
Vehicles                                                          182,158
Office equipment, furniture, fixtures                             211,629
Spare parts                                                        41,989
Construction-in-progress                                        3,242,986
                                                             ------------
                                                               39,685,896
Less:  Accumulated depreciation                                (6,573,839)
                                                             ------------
                                                               33,112,057
                                                             ------------

OTHER ASSETS
Investment in Industrial Development Revenue Bonds             32,000,000
Loan origination fees, net                                        323,061
Financing fees, net                                               193,060
Deposits                                                           97,834
                                                             ------------
                                                               32,613,955
                                                             ------------

TOTAL ASSETS                                                 $ 75,814,101
                                                             ============


LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                             $  1,272,103
Accrued expenses and liabilities                                  308,199
Current portion of long term debt                               1,700,000
                                                             ------------
Total current liabilities                                       3,280,302
                                                             ------------

LONG TERM DEBT                                                 14,318,500

LEASE OBLIGATION                                               32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A Capital Units, 2,286 issued                            10,910,140
Class B Capital Units, 1,744 issued                             8,640,895
Class C Capital Units, 50 issued                                  250,000
Accumulated comprehensive income                                    1,412
Retained earnings                                               6,412,852
                                                             ------------
Total members' equity                                          26,215,299
                                                             ------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                        $ 75,814,101
                                                             ============

           Please refer to accompanying notes to financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                 2004            2003
                                                             ------------    ------------
REVENUE                                                      $ 13,973,739    $       --
COST OF SALES                                                  10,577,659            --
                                                             ------------    ------------
GROSS PROFIT                                                    3,396,080            --
                                                             ------------    ------------

EXPENSES
General and administrative expenses                               523,261         347,648
Depreciation and amortization expense                           1,732,624            --
Startup expenses                                                     --            82,605
                                                             ------------    ------------
Total expenses                                                  2,255,885         430,253
                                                             ------------    ------------

Income (loss) from start-up activities or operations            1,140,195        (430,253)
                                                             ------------    ------------

Other income (expense)
Interest expense                                                 (243,571)        (51,852)
Interest from Industrial Development Revenue Bonds                280,000         125,517
Plant lease expense                                              (280,000)       (125,517)
Grant and subsidy income                                        1,098,647            --
Other income                                                       54,440         184,728
                                                             ------------    ------------

Total other income                                                909,516         132,876
                                                             ------------    ------------

NET INCOME (LOSS)                                               2,049,711        (297,377)

Distribution to members                                         2,040,000            --
                                                             ------------    ------------
NET INCOME (LOSS) AVAILABLE TO MEMBERS                              9,711        (297,377)

Other comprehensive income
Unrealized gains on grain hedging contracts                         1,412            --
                                                             ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                  $     11,123    $   (297,377)
                                                             ============    ============

NET INCOME(LOSS) PER UNIT
BASIC                                                                2.38          (72.89)
                                                             ============    ============
DILUTED                                                              2.38          (72.89)
                                                             ============    ============

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC                                                               4,080           4,080
                                                             ============    ============
DILUTED                                                             4,080           4,080
                                                             ============    ============

Proforma Statements of Operations Data:
  Net income (loss), as reported                             $  2,049,711    $   (297,377)
  Pro forma income tax provision (benefit)                        696,902        (101,108)
                                                             ------------    ------------
    Pro forma net income (loss)                              $  1,352,809    $   (196,269)
                                                             ============    ============

  Pro forma net income (loss) per share (basic and diluted   $     331.57    $     (48.11)
                                                             ============    ============

           Please refer to accompanying notes to financial statements.

                     WESTERN PLAINS ENERGY, L.L.C.
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                              (UNAUDITED)


                                                             2004             2003
                                                          ------------    ------------
OPERATING ACTIVITIES
    NET CASH PROVIDED BY OPERATING ACTIVITIES             $  6,547,820    $  5,258,644
                                                          ------------    ------------

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                 (3,094,373)    (16,862,138)
                                                          ------------    ------------
    NET CASH (USED IN) INVESTING ACTIVITIES                 (3,094,373)    (16,862,138)
                                                          ------------    ------------

FINANCING ACTIVITIES
  Payment of loan and financing fees                              --          (202,040)
  Offering costs paid                                             --          (330,107)
  Member distributions                                      (2,040,000)           --
  Payments on notes payable                                 (2,000,000)           --
  Proceeds from notes payable                                2,062,500      11,199,366
                                                          ------------    ------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (1,977,500)     10,667,219
                                                          ------------    ------------

NET INCREASE (DECREASE) IN CASH                              1,475,947        (936,275)

CASH - BEGINNING OF PERIOD                                   3,243,020       1,515,001
                                                          ------------    ------------

CASH - END OF PERIOD                                      $  4,718,967    $    578,726
                                                          ============    ============

           Please refer to accompanying notes to financial statements.

                           WESTERN PLAINS ENERGY, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of September 30, 2004, including notes thereto included in the Company's Form 10-KSB.

Certain amounts from the December 31, 2003 financial statements have been reclassified to conform to current period presentation.

(2)  Property and Equipment

The Company initiated operations on January 20, 2004. Machinery, equipment, land improvements and buildings are depreciated over their estimated economic lives ranging from 5 -39 years.

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

(5)  Investments

Available for sale securities - hedge account

We minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts to minimize net positions in these contracts. We account for changes in market value on exchange-traded futures and option contracts at exchange values and account for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area. Changes in the market value of all these contracts are recognized in operations as contracts are realized as a component of cost of revenues. During the period ended December 31, 2004, the Company charged $692,924 to operations relating to costs in grain futures contracts. The unrealized gains in open contracts are recognized as comprehensive income of $1,412 at December 31, 2004.

(6)  Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site. The maximum principal amount of the bonds is $32,000,000. As of December 31, 2003 $18,633,290 of bonds were issued. During the period ended March 31, 2004, the Company submitted to and received from the bond trustee additional bond issuances of $13,366,710. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st. This interest income is directly offset by the lease payments on the plant. The Company and Gove County have agreed to waive the payment of both the lease payments and the interest income amounts since they offset, they are recorded however for accounting purposes. Both the bond and the corresponding lease have terms of 30 years. The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the three month period ended December 31, 2004 was $280,000. This amount is equal to the lease expense of the plant.

(7)  Related Party Transactions

During the period ended December 31, 2004, ICM, Inc., the general contractor for the plant and an entity controlled by a member of the board of managers, submitted pay applications totaling $2,362,000 in connection with an expansion of the ethanol plant. At December 31, 2004, the Company owed ICM $102,000 for current charges on the construction contract.

(8)  Distribution to Members

During the period ended December 31, 2004, the Company made cash distributions to its members aggregating $2,040,000 in accordance with the terms of its Operating Agreement.

(9)  Subsequent Event

We executed an agreement with AgCountry to borrow an additional $3,500,000 toward our expansion of the plant from 30 million to 40 million gallon capacity (the "Expansion Loan"). The Expansion Loan is payable in quarterly installments of $125,000 plus interest beginning April 1, 2005. Interest accrues at LIBOR plus a margin of 4.00%, which margin is subject to change in the discretion of the lender beginning November 1, 2005. The Expansion Loan provides for default interest at a rate 2.00% higher than the prevailing rate and that a default under any other loan will constitute a default under this loan.

On January 7, 2005, the Company received additional funding on this loan of $687,500.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Introduction

     The following narrative describes the financial condition of Western Plains Energy, L.L.C. ("we" or the "Company") at December 31, 2004, a comparison of our financial condition at that date to fiscal year end September 30, 2004, a discussion of our results of operations for the three months ended December 31, 2004 and a comparison of those results to the comparable period ended December 31, 2003. This discussion and analysis should be read in conjunction with the information contained in our Transition Report on Form 10-KSB for the transition period ended September 30, 2004, including the audited financial statements and notes included therein.

     The Company was in the development stage for accounting purposes through year end December 31, 2003, as we had not realized any revenue from operations at that time. During the time preceding December 31, 2003, our activities were limited to organizational efforts, raising capital, constructing our plant and preparing for operations. Effective January 20, 2004, we commenced production of ethanol and distiller's grains. Accordingly, we are no longer in the development stage.

     In July 2004, we changed our fiscal year end from December 31 to September 30, commencing with the period ended September 30, 2004. Accordingly, the quarter ended December 31, 2004 now represents our first quarter of fiscal 2005.

Results of Operations

     Overview. In the first quarter of fiscal 2005, we reported net income of $2,049,711 on revenue of $13,973,739. Since we had not yet commenced production during the quarter ended December 31, 2003, the income for the first quarter of this year represents a significant increase from the comparable quarter ended in 2003. Net income for the first quarter of 2005 includes income of $1,140,195 from operations and "other income" of $909,516. Grant and subsidy income represents the vast majority of other income.

     During the first quarter of fiscal 2005, we paid a distribution to our members in the amount of $500 per unit, or a total of $2,040,000. As a result, the net income available to members was reduced to $9,711, or $2.38 per outstanding membership unit. Taking into account an unrealized gain on hedging contracts during the quarter, our comprehensive income was $11,123, or $2.73 per unit.

     Revenue. Net sales revenue for the first quarter of 2005 was $13,973,739, consisting of $11,670,258 in ethanol sales (84%) and $2,303,481 in sales of distiller's grain (16%). We continued to enjoy favorable prices for the sale of our ethanol during this quarter. The slight reduction in revenue in the first quarter compared to prior quarters represents a minor reduction in production. Due to a variety of factors, including the increased inventory of ethanol industry-wide and seasonal fluctuations, we anticipate that ethanol prices may fall in the coming months. If so, this would adversely affect our future revenue. However, any decrease in the price of ethanol may be offset by the additional production we expect from our expanded facility.

     Beginning in August 2004, we undertook efforts to increase our ethanol production capacity by expanding our plant. Toward that end, we contracted with ICM, Inc., the original contractor for our facility, to expand our plant to a name plate capacity of 40,000,000 gallons per year, an increase of 33% over the original capacity of 30,000,000 gallons per year. Construction on the expansion continued during the first quarter of 2005. A portion of the expansion was put into operation beginning in January of 2005 with the remainder expected during the second quarter ending March 31, 2005. When fully operational, the expansion should significantly contribute to increasing our revenue during the balance of fiscal 2005.

     Costs of Goods Sold. Our costs of goods sold for the first quarter of 2005 totaled $10,577,659, or approximately 76% of revenue, resulting in gross profit of $3,396,080, or 24% of revenue. Our profit margin for the first quarter of 2005 increased approximately five percentage points from the profit margin for the transition period between January 1, 2004 and September 30, 2004, an increase we attribute to favorable ethanol prices during the first quarter of 2005 and improved production processes.

     Significant components of our costs continue to include raw grain, denaturant, electricity, natural gas and labor. Prices for most of these items remained generally constant during the first quarter of 2005 compared to the preceding quarter, and we do not expect any significant changes in the foreseeable future. Raw grain represents the largest component of our costs, accounting for approximately 71% of total costs during the transition period ended September 30, 2004 and 73% of those costs during the first quarter of 2005. As always, seasonal factors affecting the price of grain, such as weather conditions during the growing season, may contribute to price changes in the future, although at this time we are unable to predict what those changes might be.

     We continue to use risk management, or hedging, as an integral part of our business plan in an effort to maintain our profit margin. Our strategy is to mitigate the impact of large adverse price changes in costs such as natural gas and corn, as well as the products we sell. Our operating results include both realized and unrealized gains or losses on these hedging activities. For the first quarter of 2005, we charged $692,924 to operations relating to costs in grain future contracts. Such amount is included in costs of goods sold. In addition, an unrealized gain of $1,412 is included in computing comprehensive gain for the quarter.

     General and Administrative Expenses. Our general and administrative expenses for the first quarter of 2005 were $523,261, an increase of $175,613, or 51%, from the comparable quarter ending 2003. However, since we had not yet commenced operations during the quarter ended December 31, 2003, such a comparison is not meaningful. We do expect that general and administrative expenses will increase slightly with the completion of the expansion anticipated in the next quarter.

     Depreciation and Amortization. Our depreciation and amortization expense for the first quarter of 2005 was $1,732,624. Since we had not yet commenced operations in the comparable quarter ended December 31, 2003, we reported no depreciation during that time. However, our depreciation did increase slightly from the quarter ended September 30, 2004 as a result of the acquisition of additional equipment. Depreciation expense will likely increase in coming quarters as well, as we place our entire expansion in service.

     Other Income (Expense). For the first quarter of fiscal 2005, we reported other income of $909,516. We received $1,098,647 in grant and subsidy income from state and federal governments. Those government programs are designed to encourage production of ethanol and the use of agricultural commodities. We expect that the amount of these subsidies may decrease during fiscal 2005 as compared to 2004, as the most significant subsidy is based on the amount of increase in ethanol production, not the absolute amount produced during a given time. However, any increase in ethanol production resulting from the expansion of our plant may mitigate what might otherwise by a more significant decrease in subsidies.

     Interest expense for the first quarter of 2005 was $243,571, an increase of $191,719, or 370% compared to the quarter ended December 31, 2003. The increase from the quarter ended December 31, 2003 to the quarter ended December 31, 2004 results from greater borrowing used to construct our plant and facility.

Liquidity and Capital Resources

     Overview. Our working capital at December 31, 2004 totaled $6,807,787, consisting of current assets of $10,088,089 and current liabilities of $3,280,302. Our current ratio, which compares the ratio of current assets to current liabilities, was in excess of three to one at that date. Members' equity at December 31, 2004 was $26,215,299.

     Comparison to Year End September 30, 2004. Working capital at December 31, 2004 decreased $665,202 from fiscal year end September 30, 2004, or approximately 9%. However, this decrease was expected in view of the distribution to our members of $2,040,000 during the quarter. Notwithstanding the distribution, our current assets increased in excess of $500,000 from fiscal year end to December 31, 2004. Cash increased $1,475,947 during that time.

     Current liabilities increased $1,237,983 from fiscal year end to December 31, 2004, an increase of 61%. Accounts payable, accrued expenses and liabilities all increased; a minor portion of the increase (approximately $100,000) is attributable to amounts incurred in connection with our plant expansion and the balance we consider to be within acceptable limits and to represent normal variations.

     Cash Flow. Our operating activities during the first quarter of 2005 provided $6,547,820 of cash. This represents an increase of $1,289,176, or 26%, from the quarter ended December 31, 2003. Again, however, since we had not commenced operations during the quarter ended December 31, 2003, we do not believe this comparison to be entirely meaningful.

     Investing activities, primarily including the purchase of property, plant and equipment for our expansion, used $3,094,373 of cash during the first quarter of 2005. For financing activities during the first quarter of 2005, we borrowed $2,062,500 under a new loan for the expansion of our plant, repaid $2,000,000 of our original construction loan (which has been converted to a term loan) and distributed $2,040,000 to our members, resulting in a use of cash of $1,977,500 from our financing activities. Subsequent to the end of the first quarter, we purchased some additional land for possible future expansion. Overall, our operations provided sufficient cash for all of our liquidity and capital requirements.

     Net Cash from Operations. Any future distributions to our members will be based on "net cash from operations," as defined in our operating agreement. That definition generally includes all cash flow to the Company, primarily including revenue, less the costs of operations, capital investment and repayment of debt.

     The loan agreement with our principal lender limits distributions to 40% of the amount remaining after subtracting debt payment from our net income in any rolling twelve-month period. We take all of these factors into consideration, in addition to our anticipated cash requirements for future operations, in evaluating the propriety of any future distributions.

     Long Term Debt. Total debt at December 31, 2004 equaled $16,018,500, including the current portion of $1,700,000. This amount is essentially unchanged from fiscal year end September 30, 2004. During the first quarter of 2005, we borrowed $2,062,500 under a new loan agreement with our principal lender to finance construction of the plant expansion, while repaying $2,000,000 of our term loan. An additional amount of approximately $1,500,000 remains available under the expansion loan to expand our facility, which we anticipate using during the second quarter of fiscal 2005 to complete that project.

Changes in Critical Accounting Policies and Estimates

     Preparation of our financial statements necessarily requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting policies to be applied and the assumptions on which to base accounting estimates. Our management continually evaluates these estimates based on assumptions it believes to be reasonable under the circumstances.

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

     A few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific "Risk Factors" identified in our Transition Report, include:

     a. The state of the United States economy and how it affects the desire for automobile travel;

     b.   The relative price of gasoline and other competing fuels;

     c. Changes in government regulations for air and water quality or subsidies for production of ethanol and other fossil fuel alternatives;

     d.   Technological advances in the process for producing ethanol;

     e.   Drought and other environmental conditions; and

     f.   Changes in our business plan.

Item 3.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of December 31, 2004, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC.

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


                                        WESTERN PLAINS ENERGY, L.L.C.


Date:  February  11, 2005             By: /s/ Michael J. Erhart
                                         ---------------------------------------
                                         Michael J. Erhart,
                                         Chief Executive Officer/General Manager



Date:  February  11, 2005             By: /s/ Richard Sterrett
                                         ---------------------------------------
                                          Richard Sterrett,
                                          Principal Financial Officer