Form 10QSB
period 2005-03-31
WESTERN PLAINS ENERGY LLC
filed 2005-05-16
CIK 1161049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended: March 31, 2005
                                     --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                         Commission file number 0-50714
                                                -------


                          Western Plains Energy, L.L.C.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                 Kansas                               48-1247506
      --------------------------------           --------------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)


                    3022 County Road 18, Oakley, Kansas 67748
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (785) 672-8810
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
                ------------------------------------------------
               (Former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes X     No
                                                   ---       ---


As of May 13, 2005, 2,286 Class A Capital Units, 1,744 Class B Capital Units and 50 Class C Capital Units of the registrant were outstanding.

Transitional Small Business Disclosure Format:  Yes       No X
                                                   ---      ---

                          WESTERN PLAINS ENERGY, L.L.C.


                                      Index

                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1.  Balance Sheet (unaudited) at March 31, 2005                          1

         Statements of Operations and Comprehensive Income (loss)
         (unaudited) for the three and six months ended March 31,
          2005 and 2004                                                       2

         Statements of Cash Flows (unaudited) for the six
         months ended March 31, 2005 and 2004                                 3

         Notes to Financial Statements (unaudited)                            4

Item 2.  Management's Discussion and Analysis or Plan of Operation            6

Item 3.  Controls and Procedures                                             10

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 6.  Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                   12


References in this report to agreements to which Western Plains Energy, L.L.C. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company's Transition Report on Form 10-KSB for the transition period ended September 30, 2004 and the exhibits listed therein.

                          WESTERN PLAINS ENERGY, L.L.C.
                                  BALANCE SHEET
                                 March 31, 2005
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS
Cash                                                         $  6,708,153
Accounts receivable                                             2,638,950
Accounts receivable - related party                               343,000
Accounts receivable - government subsidies                        359,687
Inventory                                                       1,478,146
Prepaid expense                                                   132,495
Available-for-sale securities                                     346,063
                                                             -------------
Total current assets                                           12,006,494
                                                             -------------

PROPERTY AND EQUIPMENT
Land                                                              605,872
Land improvements                                                 660,280
Manufacturing equipment                                        33,924,129
Buildings                                                       1,091,351
Vehicles                                                          182,158
Office equipment, furniture, fixtures                             211,629
Spare parts                                                        41,989
Construction-in-progress                                        4,217,092
                                                             -------------
                                                               40,934,500
Less:  Accumulated depreciation                                (8,082,797)
                                                             -------------
                                                               32,851,703
                                                             -------------

OTHER ASSETS
Investment in Industrial Development Revenue Bonds             32,000,000
Loan origination fees, net                                        316,811
Financing fees, net                                               191,376
Deposits                                                           97,834
                                                             -------------
                                                               32,606,021
                                                             -------------

TOTAL ASSETS                                                 $ 77,464,218
                                                             =============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                             $  1,178,534
Accrued expenses and liabilities                                  356,961
Current portion of long term debt                               1,700,000
                                                             -------------
Total current liabilities                                       3,235,495
                                                             -------------

LONG TERM DEBT                                                 13,113,066
                                                             -------------

LEASE OBLIGATION                                               32,000,000
                                                             -------------
COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A Capital Units, 2,286 issued                            10,910,140
Class B Capital Units, 1,744 issued                             8,640,895
Class C Capital Units, 50 issued                                  250,000
Accumulated comprehensive income (loss)                           (13,413)
Retained earnings                                               9,328,035
                                                             -------------
Total members' equity                                          29,115,657
                                                             -------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                        $ 77,464,218
                                                             =============

           Please refer to accompanying Notes to Financial Statements.

                          WESTERN PLAINS ENERGY, L.L.C.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 MARCH 31,                        MARCH 31,
                                        ----------------------------    -----------------------------
                                            2004            2005            2005            2004
                                        ------------    ------------    ------------    -------------
REVENUE                                 $ 15,368,438    $  7,919,188    $ 29,342,177    $  7,919,188
COST OF SALES                              9,549,370       6,916,398      20,127,029       6,916,398
                                        ------------    ------------    ------------    -------------
GROSS PROFIT                               5,819,068       1,002,790       9,215,148       1,002,790
                                        ------------    ------------    ------------    -------------

EXPENSES
General and administrative expenses          432,539         561,164         955,800       1,034,329
Depreciation and amortization expense      1,516,892       1,632,557       3,249,516       1,632,557
Startup expenses                                --              --              --            82,605
                                        ------------    ------------    ------------    -------------
Total expenses                             1,949,431       2,193,721       4,205,316       2,749,491
                                        ------------    ------------    ------------    -------------

Income (loss) from operations              3,869,637      (1,190,931)      5,009,832      (1,746,701)
                                        ------------    ------------    ------------    -------------

Other income (expense)
Interest expense                            (282,040)       (163,543)       (525,611)       (215,395)
Interest from Industrial Development
   Revenue Bonds                             280,000         125,517         560,000         125,517
Plant lease expense                         (280,000)       (125,517)       (560,000)       (125,517)
Grant and subsidy income                     128,892            --         1,227,539            --
Other income                                  14,694         283,668          69,134         593,913
                                        ------------    ------------    ------------    -------------

Total other income (expense)                (138,454)        120,125         771,062         378,518
                                        ------------    ------------    ------------    -------------

NET INCOME (LOSS)                       $  3,731,183    $ (1,070,806)   $  5,780,894    $ (1,368,183)
                                        ============    ============    ============    =============


NET INCOME(LOSS) PER UNIT
BASIC                                   $     914.51    $    (262.45)   $   1,416.89    $     (335.34)
                                        ============    ============    ============    =============
DILUTED                                 $     914.51    $    (262.45)   $   1,416.89    $     (335.34)
                                        ============    ============    ============    =============

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC                                          4,080           4,080           4,080           4,080
                                        ============    ============    ============    =============
DILUTED                                        4,080           4,080           4,080           4,080
                                        ============    ============    ============    =============


NET INCOME (LOSS)                       $  3,731,183    $ (1,070,806)   $  5,780,894    $ (1,368,183)

Other comprehensive income
Unrealized gain (loss) on grain
   hedging contracts                         (14,825)           --           (13,413)           --
                                        ------------    ------------    ------------    -------------

COMPREHENSIVE INCOME (LOSS)             $  3,716,358    $ (1,070,806)   $  5,767,482    $ (1,368,183)
                                        ============    ============    ============    =============

           Please refer to accompanying Notes to Financial Statements.

                     WESTERN PLAINS ENERGY, L.L.C.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                              (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                              MARCH 31,
                                                    ---------------------------
                                                        2005          2004
                                                    ------------   ------------
OPERATING ACTIVITIES
    NET CASH PROVIDED BY OPERATING ACTIVITIES       $ 11,724,302   $  3,538,442
                                                    ------------   ------------

INVESTING ACTIVITIES
  Purchase of property, plant and equipment           (4,342,977)       561,164
  Disbursements of advances on grain                        --        1,632,557
  Purchase or liquidation of available for sale
     securities, net                                      82,742       (195,088)
                                                    ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (4,260,235)     1,998,633
                                                    ------------   ------------

FINANCING ACTIVITIES
  Payment of loan and financing fees                        --         (202,040)
  Offering costs paid                                       --         (330,107)
  Distributions to members                            (2,856,000)          --
  Proceeds from notes payable                            687,500     17,480,219
  Repayment of notes payable                          (1,830,434)          --
                                                    ------------   ------------
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES   (3,998,934)    16,948,072
                                                    ------------   ------------

NET INCREASE IN CASH                                   3,465,133     22,485,147

CASH - BEGINNING OF PERIOD                             3,243,020      1,515,001
                                                    ------------   ------------

CASH - END OF PERIOD                                $  6,708,153   $ 24,000,148
                                                    ============   ============


           Please refer to accompanying Notes to Financial Statements.

                           WESTERN PLAINS ENERGY, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

(1)  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission for interim financial information, specifically Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management however, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of September 30, 2004, including notes thereto, included in the Company's Form 10-KSB.

(2)  Property and Equipment

The Company initiated operations on January 20, 2004. As a result, the period ended March 31, 2004 is the initial period for depreciation. Machinery, equipment, land improvements and buildings are depreciated over their estimated economic lives ranging from 5 -39 years. Certain amounts from the March 31, 2004 financial statements have been reclassified to conform to current period presentation.

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

(5)  Investments

Commodities Trading Account - Futures and Options Contracts

The Company attempts to minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts to minimize net positions in these contracts. It accounts for changes in market value on exchange-traded futures and option contracts at exchange values and accounts for changes in the value of forward purchase and sales contracts at local market prices determined by grain terminals in the area. Changes in the market value of all these contracts are recognized in operations as a component of cost of revenues. During the period ended March 31, 2005, the Company charged $692,254 to operations relating to margin calls in grain and energy futures contracts.

(6)  Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site. The maximum principal amount of the bonds is $32,000,000. As of December 31, 2003, $18,633,290 of bonds was issued. During the period ended March 31, 2004, the Company submitted to and received from the bond trustee additional bond issuances of $13,366,710. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st. This interest income is directly offset by the lease payments on the plant. The Company and Gove County have agreed to waive the payment of both the lease payments and the interest income amounts since they offset; however, they are recorded for accounting purposes. Both the bonds and the corresponding lease have terms of 30 years. The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the six month period ended March 31, 2005 was $560,000. This amount is equal to the lease expense of the plant.

(7)  Related Party Transactions

During the period ended March 31, 2005, ICM, Inc., the general contractor for the plant and an entity controlled by a member of the Company's board of managers, submitted pay applications totaling $3,960,642 in connection with an expansion of the ethanol plant. During the same period, ICM received payments relating to the expansion of $3,962,642. At March 31, 2005 there was $100,000 of retainage remaining on the expansion contract.

During February 2005, the Company participated in an R&D project jointly with ICM. ICM has agreed to reimburse the Company for the value of its lost production during the test period. At March 31, 2005, the Company has $343,000 recorded in accounts receivable - related party, with a corresponding credit to ethanol income for the period.

(8)  Distribution to Members

During the period ended March 31, 2005, the Company made cash distributions to its members aggregating $2,856,000 in accordance with the terms of its Operating Agreement.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Introduction

     The following narrative describes the financial condition of Western Plains Energy, L.L.C. ("we" or the "Company") at March 31, 2005, a comparison of our financial condition at that date to fiscal year end September 30, 2004, a discussion of our results of operations for the three and six month periods ended March 31, 2005 and a comparison of those results to the comparable periods ended March 31, 2004. This discussion and analysis should be read in conjunction with the information contained in our Transition Report on Form 10-KSB for the transition period ended September 30, 2004, including the audited financial statements and notes included therein.

     The Company commenced production of ethanol and distiller's grains on January 20, 2004. Accordingly, the results of operations for the quarter ended March 31, 2005 are the first for which year-over-year comparisons can be made. However, in July, 2004, we changed our fiscal year end from December 31, to September 30, commencing with the period ended September 30, 2004. Accordingly, the quarter ended March 31, 2005 represents our second quarter of fiscal 2005, and comparable operating results for the first six months of fiscal 2004 are not available.

Results of Operations

     Overview. In the second quarter of fiscal 2005, we reported net income of $3,731,183 on revenue of $15,368,438. Our net income for the second quarter represents an increase of $4,801,989 from the comparable quarter of fiscal 2004. Since the quarter ended March 31, 2004 represented our first quarter of operations, we were still in the startup stage and our expenses significantly exceeded our revenue. Accordingly, a comparison of the three months ended March 31, 2005 to the comparable period of fiscal 2004 is not entirely meaningful.

     During the second quarter of fiscal 2005, our operating income of $3,869,637 was reduced slightly by other expenses of $138,454, resulting in net income of $3,731,183 or $915 per outstanding membership unit. Net income for the second quarter of 2005 was further reduced by an unrealized loss on grain hedging in the amount of $14,825, resulting in comprehensive income of $3,716,358 for the period.

     For the first six months of fiscal 2005, we reported net income of $5,780,894 or $1,417 per unit on revenue of $29,342,177. Operating income of $5,009,832 was supplemented by other income of $771,062. For purposes of calculating comprehensive income, we reported an unrealized loss on grain hedging of $13,413, resulting in comprehensive income for the first six months of 2005 of $5,767,482.

     Revenue. Net sales revenue for the second quarter of fiscal 2005 was $15,368,438. Revenue increased $7,449,250, or 94%, from the comparable period of 2004. This increase is attributable to two factors: (i) the quarter ended March 31, 2004 was our first quarter of operations, and we continued to perfect the operation of our plant and equipment during that time; and (ii) we recently completed an expansion of our plant from a name plate capacity of 30,000,000 gallons to 40,000,000 gallons, allowing for increased production. The expansion of our plant also allowed us to increase production and revenue from the first quarter of fiscal 2005 and suggests that revenue will be higher for the balance of this fiscal year, compared to similar periods last year. So, while we expect the sales price for ethanol to remain lower during the balance of fiscal 2005 compared to 2004, we anticipate revenue will be significantly increased this year compared to last year. The entire expansion was completed during the quarter ended March 31, 2005 and we operated in excess of name plate capacity at that time.

     Net revenue for the first six months of 2005 totaled $29,342,177 consisting of $24,636,992 of ethanol sales and $4,695,185 of distiller's grain sales. Since we did not have any operations during the period between September 1, 2003 and December 31, 2003, revenue for the first six months of fiscal 2005 far exceeded revenue for the comparable period ended March 31, 2004. The ratio of revenue from ethanol to distiller's grain was slightly higher for the first six months of fiscal 2005 compared to the nine months ended September 30, 2004, which contributed to our higher profit margin for the 2005 period.

     Average ethanol prices decreased during the first six months of this fiscal year compared to the comparable period in 2004. This decrease is attributable to:

     o increased supply resulting from an increasing number of producers in the industry;

     o a seasonal decrease in demand contemporaneously with the end of the winter months and mandatory blending in some markets; and

     o a postponement or cancellation of anticipated mandatory blending in certain east coast markets.

One positive benefit of this price decrease, however, is an increase in "voluntary" blending, where fuel blenders voluntarily add ethanol to petroleum products and take advantage of the price differential. With the substantial increase in costs of fossil fuel during the last 12 months, the price of ethanol has become much more attractive.

     Costs of Goods Sold. Our cost of good sold for the second quarter of fiscal 2005 totaled $9,549,370, or approximately 62% of revenue, resulting in gross profit of $5,819,068, or 38% of revenue. The profit margin represents an increase of 25 percentage points from the comparable period ended March 31, 2004 and exceeded all of fiscal 2004. We attribute this increase to several factors, including the following:

     o    Lower prices for grain in fiscal 2005 compared to 2004; and

     o    Increased operating efficiencies.

     Costs of goods sold for the first six months of fiscal 2005 was $20,127,029, resulting in a gross profit of $9,215,148, or 31% of revenue. Comparing the profit margin for the first three and six months of fiscal 2005, we are unable to predict with any degree of certainty which number is more realistic for the future. We must await further operation of our expanded plant before making that assessment. Also, continuing fluctuations in costs such as grain and energy, make future predictions difficult.

     The price of grain, the most significant component of our cost of goods sold, fell from March 31, 2004 to March 31, 2005. This decrease, in turn, is primarily attributable to the improved harvest in late 2004 resulting from additional rainfall. Raw grain accounted for approximately 66% of our total cost of goods sold during the first six months of fiscal 2005. Energy costs, which accounted for approximately 13% of our cost of goods sold during the first six months of fiscal 2005, increased from the comparable period of 2004. This increase, in turn, is associated with higher prices for natural gas which prevailed during the winter of 2004/2005. However, the increase in energy costs was not enough to offset the decrease in the price of grain.

     We continue to use risk management, or hedging, as an integral part of our business plan in an effort to maintain our profit margin. Our strategy is to mitigate the impact of large adverse price changes in costs such as natural gas and grain, as well as the products we sell. Our operating results include both realized and unrealized gains or losses on these hedging activities. For the first six months of fiscal 2005, we charged $692,924 to operations relating to costs in grain future contracts. Such amount is included in costs of goods sold. In addition, an unrealized loss of $13,413 is included in computing comprehensive income for the first six months of the fiscal year.

     General and Administrative Expenses. General and administrative expenses for the second three months of fiscal 2005 decreased $128,625, or approximately 23%, from the comparable period of 2004. We attribute this decrease to our startup expenses experienced during 2004 and anticipate that expenses reported for the second quarter of 2005 will be a more accurate indication for the future. General and administrative expenses for the first six months of 2005 also decreased from 2004, although not as significantly.

     Depreciation and Amortization. Depreciation and amortization decreased slightly from the three-month period ended March 31, 2004 to the comparable period of 2005. This difference is attributable to changes in fixed asset depreciable lives determined in a cost segregation study completed in November 2004. Depreciation and amortization for the first six months of 2005 increased significantly from the comparable period ended March 31, 2004, resulting from the finalization of the expanded plant and the concurrent increase in depreciation base.

     Other Income (Expense). For the second quarter of fiscal 2005, we reported total other expense of $138,454. This compared to other income of $120,125 for the comparable period of 2004. During the second quarter of 2005, grant and subsidy income was significantly reduced and did not offset interest expense. A significant decrease in grant and subsidy income from prior periods is attributable to the structure of the federal subsidy program. That program provides incentive payments for increases in ethanol production, rather than absolute production levels. Since our production increased in smaller amounts this year, subsidy income was reduced. Due to delays inherent in the subsidy programs, the Company has not received any subsidy payments for 2005 to date. Due to the nature of the subsidy payments, management is unable to reasonably estimate the amount of subsidies that the Company may receive.

     During the six month period ended March 31, 2005, we reported total other income of $771,062, including grant and subsidy income of $1,227,539 and interest expense of $525,611. Interest expense increased more than 244% from the six months ended March 31, 2004 to the comparable period of 2005, as the borrowing base on which interest is calculated increased contemporaneously with completion of our plant and facilities. However, we continued to reduce our indebtedness, as discussed below under "Liquidity and Capital Resources."

Liquidity and Capital Resources

     Overview. Our working capital at March 31, 2005 totaled $8,770,999 consisting of current assets of $12,006,494 and current liabilities of $3,235,495. Our current ratio, which compares the ratio of current assets to current liabilities, was 3.71:1 at that date. Our shareholders' equity had increased to $29,115,657 at March 31, 2005.

     Working capital at March 31, 2005 increased $1,298,010, or 17%, from year-end September 30, 2004. The increase results from cash generated by operating activities. Cash increased almost $3,500,000 from fiscal year-end. Accounts receivable and inventory also increased, although in smaller amounts. Amounts receivable from government subsidies decreased significantly. Overall, current assets increased $2,491,187 from fiscal year end.

     Current liabilities also increased from year-end to March 31, 2005, although in a smaller amount than current assets. Accounts payable increased $837,843, while accrued expenses and liabilities increased $355,333. Both of these increases are within acceptable limits and are associated with our increased production.

     Property and equipment increased by $4,342,977 during the six months ended March 31, 2005, and as we completed a majority of our plant expansion. Long-term debt continued to decrease, as we continued to make payments on outstanding notes. Overall, the increase in assets and decrease in liabilities contributed to an increase of our members' equity by $3,534,406 during the six months ended March 31, 2005.

     Cash Flow. Our operating activities during the first six months of 2005 generated cash of $11,724,302. This represents an increase of $8,185,860, or 231%, from the six months ended March 31, 2004.

     A significant portion of the cash generated from operations was used to expand our plant and facilities. During the six months ended March 31, 2005, we spent $4,342,977 on property, plant and equipment. A significant portion of the remainder was spent on financing activities, primarily $2,856,000 in distributions to members and repayments of $1,830,434 outstanding notes payable. Financing activities used $3,998,934 of cash, resulting in an increase in cash of $3,465,133 of during the period.

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

     A few of the uncertainties that could affect the accuracy of forward-looking statements, in addition to the specific "Risk Factors" identified in our Transition Report, include:

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

          e. Drought and other environmental conditions; and

          f. Changes in our business plan.

Item 3. Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of March 31, 2005, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC.

     (b) No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

                           PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of members on March 1, 2005. At the meeting, both of the nominees for election to the Board of Managers by the holders of the Class A Capital Units and one of the two nominees for election to the Board of Managers by the holders of the Class B and Class C Capital Units were elected. The members also ratified the appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountant for the fiscal year ending September 30, 2005.

     Election results for the managers elected by the holders of the Class A Capital Units are as follows:

     Name of Nominee      Votes For      Votes Withheld
     ---------------      ---------      --------------
     Brian Baalman           248            0
     David Mann              246            0

         Election results for the managers elected by the holders of the Class B and Class C Capital Units are as follows:

     Name of Nominee      Votes For      Votes Withheld
     ---------------      ---------      --------------
     Ronald Blaesi           765            0
     Scott Foote             591            0

         Election results for the ratification of appointment of independent accountants are as follows:

                                  For           Against         Abstain
                                 -----          -------         -------
     Class A members               235             4              11
     Class B and C members       1,102           207              22


Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits: The following exhibits are filed with this report:

                    31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

                    31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

                    32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K.

                    (i) The Company filed a Form 8-K dated February 15, 2005 reporting under Item 8.01 a distribution to members in the amount of $200 for each Unit outstanding, or a total of $816,000.

                    (ii) The Company filed a Form 8-K dated March 21, 2005
                         reporting under Item 7.01 the distribution of a newsletter to its members, a copy of which is attached to the Form.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WESTERN PLAINS ENERGY, L.L.C.


Date:  May 16, 2005                By:  /s/ Michael J. Erhart
                                        ---------------------------------------
                                        Michael J. Erhart,
                                        Chief Executive Officer/General Manager



Date:  May 16, 2005                By:  /s/ Richard Sterrett
                                        ----------------------------------------
                                        Richard Sterrett,
                                        Principal Financial Officer