Form 10QSB/A
period 2005-03-31
WESTERN PLAINS ENERGY LLC
filed 2005-05-20
CIK 1161049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                          WESTERN PLAINS ENERGY, L.L.C.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                               MARCH 31,                          MARCH 31,
                                     ----------------------------       -----------------------------
                                         2005            2004               2005            2004
                                     ------------    ------------       ------------    -------------
REVENUE                              $ 15,368,438    $  7,919,188       $ 29,342,177    $  7,919,188
COST OF SALES                           9,549,370       6,916,398         20,127,029       6,916,398
                                     ------------    ------------       ------------    -------------
GROSS PROFIT                            5,819,068       1,002,790          9,215,148       1,002,790
                                     ------------    ------------       ------------    -------------

EXPENSES
General and administrative expenses       432,539         561,164            955,800       1,034,329
Depreciation and amortization expense   1,516,892       1,632,557          3,249,516       1,632,557
Startup expenses                             --              --                 --            82,605
                                     ------------    ------------       ------------    -------------
Total expenses                          1,949,431       2,193,721          4,205,316       2,749,491
                                     ------------    ------------       ------------    -------------

Income (loss) from operations           3,869,637      (1,190,931)         5,009,832      (1,746,701)
                                     ------------    ------------       ------------    -------------

Other income (expense)
Interest expense                         (282,040)       (163,543)          (525,611)       (215,395)
Interest from Industrial Development
   Revenue Bonds                          280,000         125,517            560,000         125,517
Plant lease expense                      (280,000)       (125,517)          (560,000)       (125,517)
Grant and subsidy income                  128,892            --            1,227,539            --
Other income                               14,694         283,668             69,134         593,913
                                     ------------    ------------       ------------    -------------

Total other income (expense)             (138,454)        120,125            771,062         378,518
                                     ------------    ------------       ------------    -------------

NET INCOME (LOSS)                    $  3,731,183    $ (1,070,806)      $  5,780,894    $ (1,368,183)
                                     ============    ============       ============    =============


NET INCOME(LOSS) PER UNIT
BASIC                                $     914.51    $    (262.45)      $   1,416.89    $     (335.34)
                                     ============    ============       ============    =============
DILUTED                              $     914.51    $    (262.45)      $   1,416.89    $     (335.34)
                                     ============    ============       ============    =============

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC                                       4,080           4,080              4,080           4,080
                                     ============    ============       ============    =============
DILUTED                                     4,080           4,080              4,080           4,080
                                     ============    ============       ============    =============

NET INCOME (LOSS)                    $  3,731,183    $ (1,070,806)      $  5,780,894    $ (1,368,183)

Other comprehensive income
Unrealized gain (loss) on grain
   hedging contracts                      (14,825)           --              (13,413)           --
                                     ------------    ------------       ------------    -------------

COMPREHENSIVE INCOME (LOSS)          $  3,716,358    $ (1,070,806)      $  5,767,482    $ (1,368,183)
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


                                   WESTERN PLAINS ENERGY, L.L.C.


Date:  May 19, 2005                By:  /s/ Michael J. Erhart
                                        ---------------------------------------
                                        Michael J. Erhart,
                                        Chief Executive Officer/General Manager



Date:  May 19, 2005                By:  /s/ Richard Sterrett
                                        ----------------------------------------
                                        Richard Sterrett,
                                        Principal Financial Officer