Form 10QSB
period 2005-06-30
WESTERN PLAINS ENERGY LLC
filed 2005-08-15
CIK 1161049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended: June 30, 2005
                                                  -------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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


                                 (785) 672-8810
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
               --------------------------------------------------
               (Former fiscal year, if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of August 8, 2005, 2,286 Class A Capital Units, 1,744 Class B Capital Units and 50 Class C Capital Units of the registrant were outstanding.

Transitional Small Business Disclosure Format:  Yes       No X
                                                   ---      ---

                          WESTERN PLAINS ENERGY, L.L.C.


                                      Index

                                                                        Page
                                                                        ----
Part I - FINANCIAL INFORMATION

Item 1.   Balance Sheet (unaudited) at June 30, 2005                     1

          Statements of Operations and Comprehensive Income
            (unaudited) for the three and nine months ended
            June 30, 2005 and 2004                                       2

          Statements of Cash Flows (unaudited) for the nine
            months ended June 30, 2005 and 2004                          3

          Notes to Financial Statements (unaudited)                      4

Item 2.   Management's Discussion and Analysis or Plan of Operation      6

Item 3.   Controls and Procedures                                       10

Part II - OTHER INFORMATION

Item 6. Exhibits                                                        11

SIGNATURES                                                              11



References in this report to agreements to which Western Plains Energy, L.L.C. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company's Transition Report on Form 10-KSB for the transition period ended September 30, 2004 and the exhibits listed therein.

                          WESTERN PLAINS ENERGY, L.L.C.
                                  BALANCE SHEET
                                  June 30, 2005
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS
Cash                                                        $     5,541,945
Accounts receivable                                               3,797,993
Accounts receivable - government incentives                         309,500
Inventory                                                         1,502,932
Prepaid expense                                                     108,675
Commodities trading account - futures and options contracts         372,861
                                                             ---------------
Total current assets                                             11,633,906
                                                             ---------------

PROPERTY AND EQUIPMENT
Land                                                                605,872
Land improvements                                                   660,280
Manufacturing equipment                                          37,950,052
Buildings                                                         1,399,942
Vehicles                                                            182,158
Office equipment, furniture, fixtures                               211,629
Spare parts                                                          41,989
                                                             ---------------
                                                                 41,051,922
Less:  Accumulated depreciation                                   9,484,979
                                                             ---------------
                                                                 31,566,943
                                                             ---------------

OTHER ASSETS
Investment in Industrial Development Revenue Bonds               32,000,000
Loan origination fees, net                                          306,206
Financing fees, net                                                 189,132
Deposits                                                             97,834
                                                             ---------------
                                                                 32,593,172
                                                             ---------------

TOTAL ASSETS                                                $    75,794,021
                                                             ===============


LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                            $     1,395,366
Accrued expenses and liabilities                                    387,568
Current portion of long term debt                                 1,700,000
                                                             ---------------
Total current liabilities                                         3,482,934
                                                             ---------------

LONG TERM DEBT                                                   11,906,000
                                                             ---------------

LEASE OBLIGATION                                                 32,000,000
                                                             ---------------

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A Capital Units, 2,286 issued                              10,910,140
Class B Capital Units, 1,744 issued                               8,640,895
Class C Capital Units, 50 issued                                    250,000
Membership Distributions                                         (6,528,000)
Accumulated comprehensive income                                    204,188
Retained earnings                                                14,927,864
                                                             ---------------
Total members' equity                                            28,405,087
                                                             ---------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                       $    75,794,021
                                                             ===============


           Please refer to accompanying Notes to Financial Statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                             ----------------------------    ----------------------------
                                                  2005          2004            2005             2004
                                             ------------    ------------    ------------    ------------
REVENUE                                      $ 15,486,280    $ 15,810,017    $ 44,828,457    $ 23,729,205
COST OF SALES                                  11,153,854      12,725,595      31,280,883      19,674,993
                                             ------------    ------------    ------------    ------------
GROSS PROFIT                                    4,332,426       3,051,422      13,547,574       4,054,212
                                             ------------    ------------    ------------    ------------

EXPENSES
General and administrative expenses               374,134         324,926       1,329,934       1,144,211
Depreciation and amortization expense           1,434,516       1,644,389       4,684,032       3,304,880
Startup expenses                                     --              --              --            82,605
                                             ------------    ------------    ------------    ------------
Total expenses                                  1,808,650       1,989,315       6,013,966       4,531,696
                                             ------------    ------------    ------------    ------------

Income (loss) from operations                   2,523,776       1,602,107       7,533,608        (477,484)
                                             ------------    ------------    ------------    ------------

Other income (expense)
Interest expense                                 (227,371)       (328,686)       (752,982)       (544,081)
Interest from Industrial Development
   Revenue Bonds                                  280,000         280,000         840,000         490,903
Plant lease expense                              (280,000)       (280,000)       (840,000)       (363,229)
Incentive income                                  431,936       2,750,936       1,659,475       2,827,246
Other income                                       15,488           1,909          84,622         184,728
                                             ------------    ------------    ------------    ------------

Total other income                                220,053       2,424,159         991,115       2,595,567
                                             ------------    ------------    ------------    ------------

NET INCOME                                   $  2,743,829    $  3,486,266    $  8,524,723    $  2,118,083
                                             ============    ============    ============    ============


NET INCOME PER UNIT
BASIC                                        $     672.51    $     854.48    $   2,089.39    $     519.14
                                             ============    ============    ============    ============
DILUTED                                      $     672.51    $     854.48    $   2,089.39    $     519.14
                                             ============    ============    ============    ============

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC                                               4,080           4,080           4,080           4,080
                                             ============    ============    ============    ============
DILUTED                                             4,080           4,080           4,080           4,080
                                             ============    ============    ============    ============


NET INCOME                                   $  2,743,829    $  3,486,266    $  8,524,723    $  2,118,083

Other comprehensive income
Unrealized gain on grain hedging contracts        217,600            --           204,188            --
                                             ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME                         $  2,961,429    $  3,486,266    $  8,728,911    $  2,118,083
                                             ============    ============    ============    ============

           Please refer to accompanying Notes to Financial Statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                            STATEMENTS OF CASH FLOWS
                  FOR NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


                                                           2005            2004
                                                       ------------    ------------
OPERATING ACTIVITIES

    NET CASH PROVIDED BY OPERATING ACTIVITIES          $ 15,581,381    $  5,107,536
                                                       ------------    ------------

INVESTING ACTIVITIES
  Purchase of property, plant and equipment              (4,460,400)    (18,890,808)
  Disbursement of advances on grain                            --          (453,600)
  Receipt of payment on advances on grain                      --           453,600
  Payments on construction- related party                      --        (4,819,390)
  Purchase or liquidation of available for
     sale securities, net                                    55,944        (125,030)
                                                       ------------    ------------
NET CASH (USED IN) INVESTING ACTIVITIES                  (4,404,457)    (23,835,228)
                                                       ------------    ------------

FINANCING ACTIVITIES
  Payment of loan and financing fees                           --          (202,040)
  Capital unit subscriptions                                   --          (125,642)
  Offering costs paid                                          --          (204,465)
  Distributions to members                               (6,528,000)           --
  Proceeds from notes payable                               687,500      20,885,804
  Repayment of notes payable                             (3,037,500)           --
                                                       ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (8,878,000)     20,353,657
                                                       ------------    ------------

NET INCREASE IN CASH                                      2,298,924       1,625,965

CASH - BEGINNING OF PERIOD                                3,243,021       1,515,001
                                                       ------------    ------------

CASH - END OF PERIOD                                   $  5,541,945    $  3,140,966
                                                       ============    ============

           Please refer to accompanying Notes to Financial Statements.

                           WESTERN PLAINS ENERGY, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

(2)  Property and Equipment

The Company initiated operations on January 20, 2004. As a result, the period ended March 31, 2004, is the initial period for depreciation. Machinery, equipment, land improvements and buildings are depreciated over their estimated economic lives ranging from 5 -39 years. Certain amounts from the June 30, 2004, financial statements have been reclassified to conform to current period presentation.

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

(5)  Investments

Commodities Trading Account - Futures and Options Contracts

                           WESTERN PLAINS ENERGY, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


The Company attempts to minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts to minimize net positions in these contracts. It accounts for changes in market value on exchange-traded futures and option contracts at exchange values and accounts for changes in the value of forward purchase and sales contracts at local market prices determined by grain terminals in the area. Changes in the market value of all these contracts are recognized in operations as a component of cost of revenues. During the three and nine months ended June 30, 2005, the Company credited $217,600 and $883,056, respectively, to operations relating to margin calls in grain and energy futures contracts.

(6)  Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site. The maximum principal amount of the bonds is $32,000,000. As of December 31, 2003, $18,633,290 of bonds were issued. During the period ended March 31, 2004, the Company submitted to and received from the bond trustee additional bond issuances of $13,366,710. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1 and September 1. This interest income is directly offset by the lease payments on the plant. The Company and Gove County have agreed to waive the payment of both the lease payments and the interest income amounts since they offset; however, they are recorded for accounting purposes. Both the bonds and the corresponding lease have terms of 30 years. The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the nine month period ended June 30, 2005 was $840,000. This amount is equal to the lease expense of the plant.

(7)  Related Party Transactions

During the period ended June 30, 2005, ICM, Inc., the general contractor for the plant and an entity controlled by a member of the Company's board of managers, submitted pay applications totaling $4,393,667 in connection with an expansion of the ethanol plant. During the same period, ICM received payments relating to the expansion of $4,393,667. As of June 30, 2005, all retainage remaining on the expansion contract had been paid.

During February 2005, the Company participated in a research and development project jointly with ICM. ICM agreed to reimburse the Company for the value of its lost production during the test period. During the period ended June 30, 2005, the Company received $460,756 and recorded the offset to ethanol income.

(8)  Distribution to Members

During the nine months ended June 30, 2005, the Company made cash distributions to its members aggregating $6,528,000 in accordance with the terms of its Operating Agreement.

(9)  Subsequent Events

Subsequent to June 30, 2005, the Company paid its lender an additional $4,500,000 special principal payment in excess of scheduled regular payments on its long term debt.

The Board of Managers announced its intent to pay a dividend of $510 per membership unit or $2,080,800 upon filing of the quarterly report for the third quarter and approval from the lender in accordance with loan covenants.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Introduction

         The following narrative describes the financial condition of Western Plains Energy, L.L.C. ("we" or the "Company") at June 30, 2005, a comparison of our financial condition at that date to fiscal year end September 30, 2004, a discussion of our results of operations for the three and nine month periods ended June 30, 2005 and a comparison of those results to the comparable periods ended June 30, 2004. This discussion and analysis should be read in conjunction with the information contained in our Transition Report on Form 10-KSB for the transition period ended September 30, 2004, including the audited financial statements and notes included therein.

Results of Operations

         Overview. In the third quarter of fiscal 2005, we reported net income of $2,743,829 on revenue of $15,486,280. Our net income for the third quarter represents a decrease of $742,437, or 21%, from the comparable quarter of fiscal 2004. We incurred a decrease in government payments of $2,319,000 from the same quarter last fiscal year , and will continue to experience reduced payments unless and until legislation is adopted that provides better incentives for ethanol production.

         During the third quarter of fiscal 2005, our operating income of $2,523,776 increased by $902,669 over the same period for 2004 due to decreases in cost of sales. This can be attributed to grain and natural gas marketing strategies, and early purchase contracts resulting in lower input costs. All this resulted in a net income of $2,743,829 or $673 per outstanding membership unit for the third quarter of 2005. Comprehensive income for the quarter was increased by an unrealized gain on grain hedging of $217,600, resulting in comprehensive income of $2,961,429 for the period.

         For the first nine months of fiscal 2005, we reported net income of $8,524,723 or $2,089 per unit, on revenue of $44,828,457. Operating income of $7,533,608 was supplemented by other income of $991,115. For purposes of calculating comprehensive income, we reported an unrealized gain on grain hedging of $204,188, resulting in comprehensive income for the first nine months of 2005 of $8,728,911.

         Revenue. Net sales revenue for the third quarter of fiscal 2005 was $15,486,280. Third-quarter revenue decreased $323,737, or 2%, from the comparable quarter of 2004 which can be attributed to ethanol pricing and production. While our production of ethanol increased significantly from the third quarter of 2004 to the third quarter of 2005 due to the expansion of our plant, our revenue fell slightly during that time due to a decrease in the price of ethanol from 2004. The average price that we received for the sale of our ethanol decreased 5% from October 1, 2004 to June 30, 2005. Although during this quarter we experienced lower ethanol prices, we anticipate the market to strengthen during the last quarter of fiscal year 2005, as we expect supply and demand values to come back into more favorable ranges.

         Net revenue for the first nine months of 2005 totaled $44,828,457, which is an increase of $21,009,252, or 88%, from the same period in fiscal year 2004. Since we did not have any operations during the period between September 1, 2003 and December 31, 2003, revenue for the first nine months of fiscal 2005 far exceeded revenue for the comparable period ended June 30, 2004.

         Average ethanol prices decreased during the first nine months of this fiscal year compared to the comparable period in 2004. This decrease is attributable to:

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

         Costs of Goods Sold. Our cost of goods sold for the third quarter of fiscal 2005 totaled $11,153,854 or approximately 72% of revenue, resulting in gross profit of $4,332,426, or 28% of revenue. The profit margin represents an increase over 2004 of $1,281,004, when the profit margin was 19%. The increase in the profit margin was even more dramatic when comparing the costs of goods sold for the first nine months of the year, when the margin increased from 17% for the first nine months of fiscal 2004 to 30% for the same period in fiscal 2005. This can be directly attributed to a decrease in cost of sales, which in turn is attributable to:

          o    Lower prices for grain in fiscal 2005 compared to 2004; and

          o    Increased operating efficiencies during 2005.

         Costs of goods sold for the first nine months of fiscal 2005 was considerably higher than the prior year to date 2004, but with operating functions at the plant being so different for this nine months it is difficult to compare these values. We believe the plant is operating much more efficiently this year, due to the experience we have gained since starting production in early 2004.

         The price of grain, the most significant component of our costs, fell from June 30, 2004 to June 30, 2005. This decrease, in turn, is primarily attributable to the improved harvest in late 2004 resulting from additional rainfall. Raw grain accounted for approximately 66% of our total cost of goods sold during the first nine months of fiscal 2005. Energy costs, which accounted for approximately 13% of our costs of good sold during the first nine months of fiscal 2005, increased from the comparable period of 2004. As an indication of the price increase of natural gas, average prices are approximately 18% higher this summer than last, as suggested by prices on the New York Mercantile Exchange. This increase, in turn, is associated with higher prices for natural gas which prevailed during the winter of 2004/2005. However, the increase in energy costs was not enough to offset the decrease in the price of grain, resulting in better profit margins for the three and nine months ending June 30, 2005.

         We continue to use risk management, or hedging, as an integral part of our business plan in an effort to maintain our profit margin. Our strategy is to mitigate the impact of large adverse price changes in costs such as natural gas and grain, as well as the products we sell. Our operating results include both realized and unrealized gains or losses on these hedging activities. For the first nine months of fiscal 2005, we charged $883,056 to operations relating to costs in grain future contracts. Such amount is included in costs of goods sold. In addition, an unrealized gain of $204,188 is included in computing comprehensive income for the first nine months of the fiscal year.

         General and Administrative Expenses. General and administrative expenses for the first nine months of fiscal 2005 increased $185,723 or approximately 13%, from the comparable period of 2004. The increase for the third quarter of 2005 compared to the third quarter of 2004 was 15%. We attribute this increase to repair and maintenance of the administrative building, increased payroll costs, and increased expenses of our lobbying efforts.

         Depreciation and Amortization. Depreciation and amortization decreased slightly from the three-month period ended June 30, 2004 to the comparable period of 2005. This difference is attributable to changes in fixed asset depreciable lives determined in a cost segregation study completed in November 2004. Depreciation and amortization for the first nine months of 2005 increased significantly from the comparable period ended June 30, 2004, resulting from the finalization of the expanded plant and the concurrent increase in depreciation base.

         Other Income (Expense). For the third quarter of fiscal 2005, we reported total other income of $220,053. This compared to other income of $2,424,159 for the comparable period of 2004. During the third quarter of 2005, incentive income was significantly reduced, decreasing $2,319,000 or 84% from the third quarter of 2004 to the third quarter of 2005. A significant decrease in incentive income from prior periods is attributable to the structure of the federal incentive program. That program provides incentive payments for increases in ethanol production, rather than absolute production levels; since our production increased in smaller amounts this year, incentive income was reduced.

         We are hoping for some new legislation to strengthen the incentives for producing ethanol, as we believe the production and sale of ethanol is critical to decreasing our nation's dependence on foreign oil and improving our trade balance.

Liquidity and Capital Resources

         Overview. Our working capital at June 30, 2005 totaled $8,150,972, consisting of current assets of $11,633,906 and current liabilities of $3,482,934. Our current ratio, which compares the ratio of current assets to current liabilities, was 3.34:1 at that date. Our members' equity was $28,405,087 at June 30, 2005.

         Working capital at June 30, 2005 increased $677,983 or 9%, from year-end September 30, 2004. The increase results from cash generated by operating activities. Cash increased $2,298,924 from fiscal year-end despite significant cash distributions to our members during this time. Accounts receivable and inventory also increased, although in smaller amounts. Amounts receivable from government incentives decreased significantly. Overall, current assets increased $2,118,597 from fiscal year end.

         Current liabilities also increased from year-end to June 30, 2005, in the amount of $1,440,616. Accounts payable increased $1,054,676, while accrued expenses and liabilities increased $385,940. Both of these increases are within acceptable limits and are associated with our increased production.

         Property and equipment increased by $4,460,400 during the nine months ended June 30, 2005, as we completed our plant expansion. Long-term debt continued to decrease, as we continued to make payments on outstanding notes. Overall, the increase in assets and decrease in liabilities contributed to an increase of our members' equity by $2,823,835 during the nine months ended June 30, 2005.

         Cash Flow. Our operating activities during the first nine months of 2005 generated cash of $15,581,381. This represents an increase of $10,473,845, or 205%, from the nine months ended June 30, 2004.

         A significant portion of cash was used in investing activities relating to plant expansion. During the nine months ended June 30, 2005, we spent $4,460,400 on property, plant and equipment. Cash used in financing activities consisted primarily of $6,528,000 in distributions to members and repayments of $3,037,500 on outstanding notes payable. Borrowings on notes payable during the nine months ended June 30, 2005 were $687,500. Financing activities used $8,878,000 of cash; the net effect of all cash activities was an increase in cash of $2,298,924 during the period. The Company paid an additional $4,500,000 to the lender subsequent to June 30, 2005.

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

         These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention is based on present facts and assumptions and may change at any time and without notice based on changes in such facts or assumptions.

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

         e. Drought and other environmental conditions; and

         f. Changes in our business plan.

Item 3.  Controls and Procedures

         (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 30, 2005, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC.

         (b) No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Michael Erhart.

        31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard Sterrett.

        32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Michael Erhart and Richard Sterrett.



                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WESTERN PLAINS ENERGY, L.L.C.


Date:  August 10, 2005             By:  /s/ Michael J. Erhart
                                        ---------------------------------------
                                        Michael J. Erhart,
                                        Chief Executive Officer/General Manager



Date:  August 10, 2005              By: /s/ Richard Sterrett
                                        ----------------------------------------
                                         Richard Sterrett,
                                         Principal Financial Officer