Form 10KSB
period 2005-09-30
WESTERN PLAINS ENERGY LLC
filed 2005-12-28
CIK 1161049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended September 30, 2005
                                            ------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-50714
                                                -------

                          Western Plains Energy, L.L.C.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Kansas                               48-1247506
      --------------------------------           --------------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)


      3022 County Road 18, Oakley, KS                          67748
      ---------------------------------------                ---------
      (Address of principal executive offices)              (Zip Code)


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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 [ X ] Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            [   ] Yes  [ X ]  No

State issuer's revenues for its most recent fiscal year:   $61,730,872

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Definitive Proxy Statement of the Company to be filed not later than 120 days from the end of its fiscal year is incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format:                [  ] Yes  [ X ] No

                                TABLE OF CONTENTS


PART I.......................................................................1


Item 1.  Description of Business.............................................1

Item 2.  Description of Property.............................................9

Item 3.  Legal Proceedings..................................................10

Item 4.  Submission of Matters to a Vote of Security Holders................10


PART II.....................................................................10


Item 5.  Market for Common Equity and Related Stockholder Matters...........10

Item 6.  Management's Discussion and Analysis or Plan of Operation..........12

Item 7.  Financial Statements...............................................22

Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure...........................................23

Item 8A. Controls and Procedures............................................23


PART III....................................................................23


SIGNATURES..................................................................24



FINANCIAL STATEMENTS........................................................F-1

                             Additional Information

     Descriptions in this report are qualified by reference to the contents of any contract, agreement or other document described herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this report, or incorporated herein by reference as permitted by regulations of the Securities and Exchange Commission. (See "Item 13. Exhibits.")

                Special Note Regarding Forward-Looking Statements

     Please see the note under "Item 6. Management's Discussion and Analysis or Plan of Operation," for a description of special factors potentially affecting forward-looking statements included in this report.

                                     PART I

Item 1.   Description of Business

History and Organization

     Western Plains Energy, L.L.C. ("we" or the "Company") is a limited liability company organized under the laws of the State of Kansas on July 10, 2001. We completed our initial public offering on March 26, 2003 and have been filing reports periodically with the United States Securities and Exchange Commission ("SEC") since that date. We currently have approximately 628 members. There is presently no trading market for our membership units, and there is no assurance that one will develop in the future. Due to our status as a partnership for Federal income tax purposes, any trading in our units will be limited.

     Our Company was organized to finance, develop, construct and operate an ethanol production plant. To that end, we commenced construction of our plant in May 2003 and commenced production of fuel grade ethanol in January 2004. Our plant and administrative offices are located at 3022 County Road 18, Oakley, Kansas, approximately 80 miles east of the Colorado/Kansas border, adjacent to Interstate 70. We maintain a website with information about our company at www.westernplainsenergy.biz.

     Our fiscal year for financial statement and SEC reporting purposes ends September 30. Accordingly, this report covers the fiscal year ended September 30, 2005 and references to the 2005 fiscal year refer to that period. We continue to file income tax returns on a calendar year basis.

Ethanol Production

     Our ethanol plant produces fuel grade ethanol by processing corn and milo. The grain is received by semitrailer truck, weighed and cleaned of rocks and debris before it is conveyed to one of two concrete storage silos. The grain is then transported to a hammer mill or grinder where it is ground into flour and conveyed into a slurry tank for processing. We add water, heat and enzymes to break the ground grain into a mash. The mash is heat sterilized and pumped into a tank where other enzymes are added to convert the starches into glucose sugars. Next, the mash is pumped into one of four fermenters, where yeast is added to begin a 48 to 50 hour batch fermentation process. A distillation process vaporizes the alcohol from the mash. The alcohol is further dried in a rectifier and molecular sieve. The resulting 200 proof-alcohol is then pumped to shift tanks and blended to achieve a mixture consisting of approximately 95% ethanol and 5% gasoline as it is pumped into denatured ethanol storage tanks.

     Grain mash exiting the distillation process is pumped into one of several centrifuges. Water from the centrifuges, called thin stillage, is condensed into a thicker syrup called condensed solubles. The solids that exit the centrifuge are called distiller's wet grains. A portion of these distiller's wet grains are sold in that form and a portion are subsequently dried and mixed with condensed solubles to produce distiller's grains with solubles, which may be used as animal feed. (See "Our Products and Their Markets," below.)

Developments During Fiscal 2005

     During the 2005 fiscal year, we completed and placed into service an expansion to our ethanol plant. The expansion increased our nameplate production capacity from 30 million gallons to 40 million gallons. The expansion was financed with a combination of existing working capital and bank debt.

     The expansion included, among other things, a 750,000 gallon beer well, expansion of our existing cooling towers by one cell, a new cooling pump, a new style burner and a new centrifuge. Subsequent to the end of the year, we contracted to purchase an additional boiler to provide additional steam to our plant. The expansion was built on our existing plant site, and did not require the acquisition of any additional property. The expansion was placed into service in our second fiscal quarter ending March 31, 2005. At September 30, 2005, our plant was producing ethanol at or above the new nameplate capacity.

     Construction of the expansion was completed by ICM, Inc., the contractor on our original plant. We paid a total of $4,393,666 for the materials and services provided by ICM for the expansion. See "Item 6. Management's Discussion and Analysis of Plan of Operation," for a more detailed description of the source of funds used to construct the expansion.

     We continue to evaluate opportunities to further expand our business, including opportunities to expand our plant, but we have no specific plans at this time.

Our Products and their Markets

     Ethanol

     Ethanol is ethyl alcohol, which has many industrial uses. At our plant, we produce ethanol to be used as a fuel component that serves as:

     o    An octane enhancer in fuels;
     o An oxygenated fuel additive that can reduce carbon monoxide vehicle emissions; and
     o    A non-petroleum-based gasoline extender.

Ethanol in its primary form is mostly used for blending with unleaded gasoline and other fuel products. The implementation of the federal Clean Air Act has made ethanol fuels an important domestic renewable fuel additive. According to the American Coalition for Ethanol ("ACE"), approximately one-third of all gasoline sold in the U.S. is blended with ethanol. Most of the ethanol is blended as E10, a mixture of 10% ethanol and 90% petroleum gasoline. This fuel is covered by warranty for use in all makes and models of vehicles. Some ethanol is blended as E85, a mixture of 85% ethanol and 15% gasoline. This mixture is used in flexible fuel vehicles ("FFVs"). Used as a fuel oxygenate, ethanol provides a means to reduce carbon monoxide vehicle emissions.

     The principal purchasers of ethanol are generally the refined and wholesale gasoline marketer or blender. The principal end markets for our ethanol are petroleum terminals on the east and west coasts of the United States. During the 2005 fiscal year, approximately 84% of our net revenue was derived from the sale of ethanol, and we expect the sale of ethanol to comprise a substantial majority of our revenue in the future. The remainder of our revenue is derived from the sale of distiller's grains, discussed in more detail below.

     The use of ethanol as a fuel additive is enhanced by the availability of a credit from the Federal gasoline excise tax. On October 22, 2004, President Bush signed H.R. 4520, the American Jobs Creation Act of 2004, which contained the Volumetric Ethanol Excise Tax Credit ("VEETC"). This law amended the Federal gasoline excise tax structure effective January 1, 2005. As amended, the law creates a new volumetric ethanol excise tax credit of $.051 per gallon of ethanol blended at 10%. The credit provided by VEETC replaced an exemption which allowed ethanol blended fuel to be taxed at a lower rate than regular gasoline.

     Another law recently signed by President Bush may further enhance the use of ethanol as a fuel additive. HR 6 (the "Energy Bill") established the first ever Renewable Fuel Standard ("RFS") in Federal law, requiring that at least 4 billion gallons of ethanol and biodiesel be used in 2006, increasing to at least
7.5 billion gallons in 2012. For reference purposes, approximately 3.4 billion gallons of ethanol was produced during calendar 2004. Pursuant to this law, the United States Environmental Protection Agency ("EPA") is directed to promulgate rules requiring refineries, blenders, distributors and importers to introduce or sell volumes of ethanol and biodiesel into commerce in accordance with the annual RFS. The following table describes minimum ethanol and biodiesel use for years 2006 through 2012 established by HR 6:

                  Year                           Ethanol Demand
                  ----                           --------------
                  2006                               4.0 bgy
                  2007                               4.7 bgy
                  2008                               5.4 bgy
                  2009                               6.1 bgy
                  2010                               6.8 bgy
                  2011                               7.4 bgy
                  2012                               7.5 bgy

For years 2013 and thereafter, the EPA is directed to establish a new RFS, based on the amount of ethanol expected to be sold in commerce in each of those years. The use of ethanol and biodiesel in 2013 shall not be less than the percentage of 7.5 billion gallons to the total volume of U.S. gasoline supply in 2012. While the precise impact of this law cannot yet be determined, it is anticipated that it will maintain or enhance production of ethanol in the United States, since it sets minimum standards for use.

     Distiller's Grains

     A principal co-product of the ethanol production process is distiller's grains, a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Our plant uses a dry mill ethanol process with a dryer system that allows production of two moisture levels of distiller's grains: distiller's wet grains ("WDG") and distiller's dried grains ("DDG"). WDG are processed grain mash and condensed solubles that contain approximately 65% moisture. It has a shelf life slightly longer than three days and is sold to nearby markets. DDG are mash that has been dried to 10% moisture. It has an almost indefinite shelf life and is sold and shipped via truck or railcar to many markets regardless of their vicinity to our ethanol plant. During the 2005 fiscal year, approximately 16% of our net revenue was derived from the sale of distiller's grains, and we expect the sale of distiller's grains to comprise a minority of our revenue in the future.

     Customers

     We sell essentially all of our products to two marketing firms, which in turn sell to other purchasers. We have executed an exclusive marketing agreement to market the ethanol produced at our plant with Ethanol Products LLC ("Ethanol Products") of Wichita, Kansas. The agreement is effective for an initial term of five years beginning January 2004 and is automatically renewable for subsequent five-year terms unless terminated by either party prior to expiration. Ethanol Products has agreed to purchase all of the ethanol that is produced at our plant and is solely responsible for determining the price and terms at which the ethanol acquired from our plant is sold and to whom it will be sold. In exchange, we receive the gross sales price of the ethanol, less the costs of transportation and storage and an administrative fee of $.01 per gallon sold. In the event that our relationship with Ethanol Products is interrupted for any reason, we believe that we would be able to locate another entity to market our ethanol. However, any interruption could temporarily disrupt the sale of our principal product and adversely affect our operating results.

     Our plant was designed with a rail spur and connection to the Union Pacific railway system, which facilitates transporting our ethanol to national markets. Our plant is also located adjacent to Interstate 70. We ship our ethanol by rail and by truck, determined with reference to a review and analysis of the current market conditions, transportation costs and applicable environmental regulations. The target for rail-transported ethanol includes the State of California, the southwest and eastern United States. Ethanol targeted for more proximate markets is transported by truck.

     We have also executed an exclusive agreement to market all of our distiller's grains with United Bio Energy Ingredients, LLC ("UBE"), an affiliate of ICM. Under the terms of that agreement, we receive the gross selling price of all distiller's grains sold by UBE, less applicable transportation costs and a fee of two to two and one-half per cent of the gross selling price depending on whether we sell DDG or WDG. The term of the agreement with UBE is two years expiring September 30, 2006 and will automatically renew for additional one-year terms unless terminated by either party following 90 days advance written notice. As with the marketing arrangement with Ethanol Products, any interruption in our relationship with UBE could temporarily affect our business, although we believe that we could find another entity to market our grains.

Subsidies and Supports

Federal Ethanol Supports

     In addition to the legislation discussed above under "Our Products and Their Markets," ethanol sales have been favorably affected by other legislation, including the Clear Air Act Amendments of 1990, particularly the Federal Oxygen Program, which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the fall and winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use also has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in certain major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.

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

     During the 2005 fiscal year, we participated in the United States Department of Agriculture Commodity Credit Corporation's Bioenergy Program. The purpose of the program is to encourage increased purchases of eligible commodities for the purpose of expanding the production of commercial fuel grade ethanol and commercial biodiesel and support new production capacity for such bioenergy. Under the program, we received $1,533,469 and accrued an additional $126,007 during the 2005 fiscal year based on our costs of eligible commodities used for the purpose of producing fuel grade ethanol. The Commodity Credit Corporation uses conversion factors to convert the eligible bioenergy products into units of the commodity on which payments are made. A payment limitation currently exists and restricts the amount of funds any single producer may obtain annually under the program to 5% of available funding. For fiscal year 2005, the reimbursement cap for each producer was $5,000,000.

     During the 2005 fiscal year, we also expect to receive benefits from the federal small producer's credit. The recently enacted Energy Bill increased the capacity of plants eligible to participate from 30 million to 60 million gallons. Ethanol producers that qualify for the credit can deduct from their federal income tax $.10 per gallon on the first 15 million gallons produced annually. The small producer credit is scheduled to expire by its terms on December 31, 2007. Due to the pass-through nature of our partnership taxation structure, we expect this credit will be passed through to our members. However, the amount of any such credit received by our members must also be included in his or her gross income, which could result in taxation on the amount of the credit passed through to the member. Also, the use of the credit by our members may be limited, so each member should consult his or her tax advisor.

State Ethanol Supports

     In addition to federal incentives, the State of Kansas provides an incentive production payment to ethanol producers. The production incentive available to Kansas ethanol producers that commence production after July 1, 2001 and sell at least 5 million gallons consists of a direct payment of $.075 per gallon for up to 15 million gallons per year. Accordingly, the maximum amount a Kansas ethanol producer can currently receive in a year is $1,125,000. These incentive payments are available for the first seven years of production. The available statewide funding for these incentive payments was $1.5 million per year for 2002-2004 and will increase to $3.5 million per year for 2005-2011 plus any excess balance carried over from the prior year's current production account. Any shortfall in the available funds will result in a pro rata decrease in the incentives paid to the individual ethanol producers. During the 2005 fiscal year, we received $760,135 under the state incentive program, and have accrued an additional $364,865 which we expect to receive subsequent to the end of the calendar year.

     We are unable to predict what effect, if any, expiration or termination of federal and state subsidies will have on the market or price for our ethanol. However, either event may adversely affect our business. See "Item 6. Management's Discussion and Analysis or Plan of Operation," for further information relating to grants and subsidies.

Corn and Milo Procurement

     During the 2005 fiscal year, we used approximately 14 million bushels of corn and milo to produce ethanol. We obtained a majority of this grain from producers in western Kansas, where our plant is located. According to the Kansas Agricultural Statistic Service, approximately 82 million bushels of corn and 29 million bushels of milo were produced in northwest and west central portions of Kansas in 2004. We believe that grain producers in proximity to our plant produced sufficient grain for our needs for the foreseeable future. In the event such producers are unable to deliver our requirements, we believe an adequate supply is available from producers in other states, such as Nebraska and Colorado.

     Under the terms of our operating agreement, the holders of our Class A membership units are entitled to a freight allowance for grain sold to us or distiller's grains acquired from us. During the 2005 fiscal year, our Board of Managers approved a freight allowance for grain delivered pursuant to this arrangement. The allowance during the fiscal year was insignificant.

     In addition to our grain acquisition, we enter into hedging transactions in an effort to stabilize the price that we pay for such grain. Hedging involves the acquisition of option and futures contracts, designed as hedges of specific volumes of grain expected to be used in our production process. We also use derivative financial instruments to manage the exposure to price risk related to grain purchases. At September 30, 2005, we had open long and short positions in option contracts, which positions were recorded in our financial statements at fair value. As a result, we recorded $31,813 of unrealized losses at September 30, 2005 with respect to option and future contracts.

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

     Drought and other environmental occurrences could adversely effect the production and availability of corn, milo and other grain products in the future. Because of its relative aridity, the western United States is more susceptible to drought than certain other areas of the country. The drought experienced in the western United States during 2002 was partially mitigated between 2003 and 2005, but there is no assurance that the conditions during 2002 will not repeat. In that event, we anticipate that our grain requirements could be satisfied from other parts of the country, although transportation costs would be significantly higher.

Other Raw Materials

     The other critical raw materials in the production of ethanol are water and natural gas. Water is mixed with the processed grain to begin the fermentation process. Natural gas is used to heat the resulting mixture in conjunction with the fermentation process.

     An adequate supply of water is important to our ethanol business. Toward that end, we entered into an agreement that granted us the right to obtain water from, and construct a well on, property located approximately two miles north of our plant site. The agreement also granted us an easement for a water line from the well site to our plant and we have constructed a waterline from the well site to our plant site. We will obtain the additional water that we need from the existing well on our plant site or from a well on some additional property that we own. See "Item 2. Description of Property." Management believes that we have sufficient water to operate our plant. We have received all necessary permits to obtain water and believe that we currently are operating in compliance with all regulations of the Kansas Department of Agriculture, Division of Water Resources.

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

     We also contract with Post Rock Gas, LLC ("PRG") to acquire the gas that is transported by Kinder Morgan and Midwest to our plant. Our agreement with PRG commenced in December 2003 and is terminable by either party on not less than 30 days' advance notice. The price we paid for gas during the 2005 fiscal year was determined by reference to a published "spot" price. We believe our agreements with PRG, Kinder Morgan and Midwest will provide an ample supply of natural gas for the foreseeable future.

     We have entered into an agreement with U.S. Energy Service, Inc. to help us manage our energy use and costs. The agreement is effective through August 31, 2006 and is renewable for one-year terms unless terminated by either party with 30 days advance notice.

Transportation and Delivery

     The grain that we receive is delivered by trucks. Due to our proximity to Interstate 70, transportation to and from the plant is efficient.

     Distiller's grains are transported exclusively by semitruck. UBE, as our exclusive purchaser of distiller's grains, selects the carrier.

Competition

     We are in direct competition with numerous other ethanol producers, many of which have greater resources than we do. According to ACE statistics, seven producers in the State of Kansas produce in excess of 179 million gallons of ethanol annually and additional production facilities are currently under construction. Nationally, 81 ethanol plants produced over 3.4 billion gallons of ethanol in 2004, a 21% increase from 2003 and 109% since 2000, according to the Renewable Fuels Association. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we can compete favorably with other ethanol producers due to our proximity to ample corn and milo supplies at favorable prices.

     The largest ethanol producers include Archer Daniels Midland, Cargill, Midwest Grain, VeraSun and New Energy Corporation, all of which are capable of producing more ethanol than we produce. In addition, there are many regional farmer-owned entities recently formed, or in the process of formation, of a similar size and with similar resources to ours. Most ethanol plants also produce distiller's grains.

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

     We also compete with non-ethanol oxygenates, such as MTBE. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we have. Development of new products and methods of ethanol production by larger and financially more viable competitors could provide them with significant competitive advantages over us and thus could harm our business.

Research and Development

     During the 2005 fiscal year, we participated in research and development programs sponsored by our customers. This research is designed primarily to make the operation of the plant more efficient and develop more efficient methods of producing ethanol. We did not make any material expenditures on research and development during that time.

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

Employees

     As of the date of filing this report, we have 30 full-time employees. These include the Chief Executive Officer/General Manager, a plant manager to oversee plant operations and production, a commodities manager to oversee grain acquisition and risk management, a safety director, a lab manager, a maintenance manager, a controller, an office manager and an administrative assistant. The remainder of our employees include administrative, production and maintenance support personnel. None of our employees are the subject of collective bargaining by labor unions, and we believe that we enjoy excellent relations with our employees.

     From time to time, we also retain the services of outside consultants to supplement the services provided by our employees. These include engineering, construction, legal, accounting and financial advisors. We believe that we can obtain the services of all personnel necessary to operate our business.

Item 2.  Description of Property

     We currently own 331 acres of real property in the state of Kansas. We acquired 53.5 acres of partially developed land in Gove County for the purpose of constructing our plant. However, in October 2003, we completed an industrial revenue bond financing with Gove County that will provide us with property tax savings on our plant site. As part of the financing, title to our plant site and all of our facilities have been transferred to Gove County as security for the repayment of the bonds. We are leasing back the site for an amount that is equal to the amount of the principal and interest that is payable on the bonds. The term of the lease is 30 years or as long as the bonds are outstanding. Also under the terms of the lease, we can repurchase the site for a nominal amount upon repayment of the bonds.

     We also own approximately 137 acres of land located one and one-half miles east of the 53.5 acres on which our plant is located. When we acquired this property, we also acquired water appropriation rights for two wells located on the property. We will need to apply to the Kansas Department of Agriculture,

Division of Water Resources to change the type of water use from agricultural irrigation use to industrial use if we need to utilize these wells. We only anticipate using water from these wells if we further expand our plant capacity. We have agreed to lease the property back to one of the sellers for a period of five years with the amount of rent based on the portion of the land that is dry land acres and the portion that is irrigated acres, with the seller expressly recognizing that the water available for irrigation may be dramatically reduced, and possibly eliminated, if we use the water from this property in our ethanol plant operations.

     Finally, in 2005, we acquired an additional 141 acres immediately to the east of our plant site to be used for possible future expansion. This land is presently undeveloped.

     In addition to our ethanol plant, we also own an administrative building adjacent to the plant. The administrative building consists of approximately 3,000 finished square feet (including a partially finished basement) and provides offices for our administrative staff. We believe our existing facilities are sufficient for the foreseeable future.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of the 2005 fiscal year. Our next annual meeting of members is scheduled for March 2006.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Trading

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

     In order to comply with the IRS rules but in an effort to provide some liquidity for our members, we have designed a "matching service" whereby interested members and prospective purchasers of our units could indicate their interest on an electronic bulletin board maintained by us. Potential buyers and sellers would be matched by the service and would be afforded the opportunity to negotiate an acceptable sales agreement. We have applied to the Kansas Securities Commission for approval to operate this service and permit the trading of units. However, there is no assurance that the system will be approved.

     Until such time, if ever, as the proposed matching service is approved, transfer of capital units will generally be limited to the following:

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

Units Outstanding

     As of December 10, 2005, there were 2,286 Class A capital units, 1,744 Class B capital units and 50 Class C capital units outstanding, owned by a total of approximately 628 members.

Distributions to Members

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

     During the 2005 fiscal year, we distributed a total of $8,608,800 in cash to our members. Our primary lender, AgCountry Farm Credit Services, FLCA ("AgCountry") approved the distributions as required under our loan agreement with that entity. Future distributions will be made in the discretion of our Board of Managers, subject to the provisions of our Operating Agreement and the approval of our lender.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Introduction

     The following discussion highlights our financial condition at September 30, 2005 and compares it to our financial condition at September 30, 2004, the end of our prior nine-month transitional period. We also highlight the results of our operations for the year ended September 30, 2005 and compare those results to the transition period from January 1, 2004 to September 30, 2004. Due to the change of our fiscal year for SEC reporting purposes last year, the discussion of our results of operations compares the twelve-month period ended September 30, 2005 to the nine-month period ended September 30, 2004. For that reason, among others, changes from 2004 to 2005 may not be representative of changes to be expected in the future. Also, we expanded our ethanol plant during the 2005 fiscal year, further complicating the comparison of 2005 to 2004.

     We derive revenue from the sale of fuel grade ethanol and distillers' grains. We operate in one industry segment for accounting purposes. We commenced production of ethanol in January 2004. Prior to that date, we were considered to be in the development stage for accounting purposes.

Results of Operations

     Overview. The following table highlights certain of our operating results for the year ended September 30, 2005 and the transition period ended September 30, 2004:

                                   Fiscal Year Ended     Nine-month Period Ended
                                   September 30, 2005    September 30, 2004

   Revenue.........................    $61,730,872            $39,485,027

   Income from operations..........     11,050,831              1,726,226

   Other income....................      1,958,538              5,667,337

   Net income......................     13,009,369              7,393,563

   Net income per unit.............          3,189                  1,812

   Comprehensive income............     12,977,556              6,770,638

     As shown in the table, our operating results improved significantly from 2004 to 2005, even accounting for the difference between a nine-month and a twelve-month period. Our improved operating results are generally attributable to favorable grain and ethanol prices which prevailed during fiscal 2005. During 2005, we also placed into service an expansion of our ethanol plant, which increased our production from a nameplate capacity of 30 million gallons to 40 million gallons. The significant improvement in our operating results came despite significant increases in energy costs and significant decreases in government grants and subsidies during fiscal 2005.

     Net Income. Net income for the 2005 fiscal year increased $5,615,806, or approximately 76%, from the transition period. We attribute this increase to several factors, including:

     o    A significant increase in revenue during the 2005 fiscal year;
     o    An increase in our profit margin during fiscal 2005; and
     o    Relatively consistent costs and expenses.

Net income per unit for the 2005 fiscal year increased approximately 76% from the transition period.

     Operating income for the 2005 fiscal year increased more dramatically than net income, rising $9,324,605, or approximately 540%, from the transition period. Operating income excludes the effect of other income or expense, which primarily includes government grants and subsidies.

     Revenue. Revenue for the 2005 fiscal year increased $22,245,845, or approximately 56%, from the transition period. Revenue consisted of approximately 84% in ethanol sales and 16% from the sale of distillers' grain, an increase of approximately 3% from the transition period in the relative amount of revenue derived from ethanol sales.

     The increase in revenue for the 2005 fiscal year compared to the transition period is attributable to both an increase in production and favorable ethanol prices in latter 2005. In the second quarter of our fiscal year, we placed the expansion to our ethanol plant online, which increased our nameplate capacity by approximately 33%. Accordingly, the results of our operations for the 2005 fiscal year included approximately six months of increased production. The average price that we received for our ethanol increased approximately 7% during fiscal 2005 compared to 2004, adding to the increase in revenue.

     Ethanol prices, which had experienced a seasonal decline in the spring and summer of calendar 2005, started rising in approximately August 2005, commensurate with the increase in gasoline prices resulting from the hurricanes in the southeastern United States and the interruption of petroleum refining. Historically, ethanol prices have been seasonal, increasing in the late summer and fall as gasoline blenders and marketers increase inventory in anticipation of mandatory blending in the winter months, and decreasing in the spring and summer when mandatory blending ceases. The rise in ethanol prices during 2005 was remarkable because it started sooner than the seasonal norm and rose higher than historical norms, probably due to the hurricanes. The increase in ethanol prices during the latter part of our 2005 fiscal year occurred despite a significant increase in supply of ethanol resulting from many additional producers in the industry. Due to the several factors affecting the price of ethanol, we are unable to predict with any degree of certainty where prices might be during fiscal 2006.

     Costs of Goods Sold. Our cost of good sold for the 2005 fiscal year equaled 70.4% of revenue, resulting in a gross profit margin of 29.6%. This represents a substantial improvement from the transition period, when our profit margin was 19.2%. We believe this improvement can be attributed to several factors including:

     o    Higher average prices for ethanol;
     o    Lower prices for grain in fiscal 2005 compared to 2004; and
     o    Increased operating efficiencies during 2005.

     Grain prices, which represent the significant majority of our cost of goods sold, were very favorable during fiscal 2005. Favorable weather conditions contributed to a good harvest in 2004. This, in turn, contributed to favorable prices for purchasers. The average price we paid for grain decreased from approximately $2.79 per bushel in 2004 to $2.05 in 2005. Based on preliminary statistics about the 2005 harvest, we expect grain prices to be stable in 2006, adjusted for seasonal fluctuations.

     Since fiscal 2005 represented the second year of operating our ethanol plant, we believe we operated the plant more efficiently during that time. As a result, our production costs were somewhat lower.

     Energy costs, representing the second largest component of our costs of good sold, saw a significant increase during our 2005 fiscal year. Natural gas prices began increasing during the fall of 2004 and saw a significant increase during the summer of 2005 as a result of the hurricanes and the interruption of production in the Gulf of Mexico. Prices almost doubled as a result of the hurricanes, and we expect this trend to continue until the infrastructure of the damaged pipeline delivery system is repaired. The cost of electricity also increased, since a significant amount is produced from natural gas. Notwithstanding this increase, we were able to control some of our costs through hedging activities during the year.

     We continue to believe that hedging is an integral part of our business as a means of risk management. Our strategy is to mitigate the impact of large adverse price changes in costs, such as natural gas and grain, as well as the products we sell. Our operating results include both realized and unrealized gains or losses on these hedging activities. For the 2005 fiscal year, we charged $1,231,852 to operations relating to costs in grain and other futures contracts, which amount is included in costs of good sold. In addition, we recorded an unrealized loss on grain hedging contracts of $31,813 at September 30, 2005.

     General and Administrative Expenses. General and administrative expenses for the 2005 fiscal year increased $713,000 or approximately 71% from the transition period. Significant components of these expenses include salaries, professional fees and insurance. We attribute a portion of the increase to additional administrative expenses associated with our expanded plant and some to the difference in comparing a nine-month period to a twelve-month period.

     Depreciation and Amortization. Depreciation and amortization remained relatively constant from the transition period ended September 30, 2004 to the 2005 fiscal year. During that time, depreciation and amortization expenses increased approximately 13%, a smaller increase than would be expected comparing a nine-month period to a twelve-month period. We attribute this smaller increase to revisions in the estimated lives of certain assets as a result of a cost segregation study completed in late 2004 and implemented in 2005.

     Other Income. Other income for the 2005 fiscal year decreased significantly from the transition period ended September 30, 2004, falling $3,708,799, or approximately 65%. A significant portion of that decrease represents reduced grants and subsidies from state and federal governments, which fell $3,595,700, or approximately 56%. The largest factor contributing to the decrease in grants and subsidies was the structure of the federal Bioenergy Program, administered by the United States Department of Agriculture's Commodity Credit Corporation. That program pays eligible participants subsidies for year-over-year increases in ethanol production. Since we started fiscal 2005 with a higher base than 2004, the amount of the subsidy was significantly lower. Interest expense for the 2005 fiscal year increased $193,657, or approximately 26%, from the transition period, primarily attributable to comparing a twelve-month period to a nine-month period and to a lesser extent, our reduced debt.

     While the Energy Bill signed by President Bush in August 2005 did not change the structure of the Bioenergy Program, it did provide additional incentives for ethanol production. That bill increased the production capacity of plants eligible for the producer's credit from 30 million to 60 million gallons, potentially making those credits available to our members. In addition, the bill established a Renewable Fuel Standard establishing minimum production levels of ethanol for the future. We hope that future legislation will strengthen the incentives for producing ethanol, as we believe the production and sale of ethanol is critical to decreasing our nation's dependence on foreign oil and improving our trade balance.

Liquidity and Capital Resources

     Overview. The following table highlights certain information relating to our liquidity and capital resources at September 30, 2005 and 2004:

                                    September 30, 2005      September 30, 2004
                                    ------------------      ------------------
   Working Capital.................     $ 3,516,039            $ 7,472,989
   Current Assets..................       7,194,259              9,515,307
   Current Liabilities.............       3,678,220              2,042,319
   Long-term Debt..................       4,480,000             14,256,000
   Members' Equity.................      30,572,934             25,581,251

     Our working capital at September 30, 2005 decreased $3,956,950 from September 30, 2004, or approximately 53%. Current assets decreased $2,321,048, or approximately 24%, while current liabilities increased $1,635,901, or approximately 80%. Notwithstanding this change, however, we believe we have sufficient liquidity for the foreseeable future. The significant cash generated by our operations, as discussed further below, provides an ample source of liquidity and capital. During the 2005 fiscal year, we distributed $8,608,800 in cash to our members.

     Under the terms of our operating agreement, as amended, we are required to make an annual distribution of cash to our members of a minimum of 20% of the net cash we earn from operations, as defined in that agreement, as long as net cash from operations exceeds $500,000 for that year. Additional distributions may be made in the sole discretion of our Board of Managers. However, we are prohibited from making any distribution if it would violate or cause a default under any of the terms of our credit facilities or debt instruments.

     Our capital resources consist of (i) cash from operations; (ii) permanent financing, in the form of capital contributions by our members; (iii) bank debt; and (iv) industrial development bonds. At September 30, 2005, we believe the mix of our capital resources was appropriate and adequate for the foreseeable future. Other than financing continuing operations, additional capital would be necessary should we decide to further expand our plant.

     Working Capital. Our working capital at September 30, 2005 decreased significantly from September 30, 2004. We attribute this decrease to several factors, including:

     o    Distributions of cash made to our members during the year;
     o    Cash expended on the expansion of our plant; and
     o    Payments on our long-term debt.

     Notwithstanding this decrease, however, we believe our working capital is sufficient for the foreseeable future.

     In addition to the working capital we had available at September 30, 2005, we have available a line of credit in the amount of $5 million to supplement cash flow. The entire line of credit was available at fiscal year end.

     Cash Flow. Cash generated by operations during the 2005 fiscal year increased $19,484,612 from the transition period ended September 30, 2004. Even accounting for the additional three months included in the 2005 fiscal year, this increase was significant. The biggest factor affecting the increase in cash flow was the increase in our net income. The cash generated from our operations allowed us to finance the expansion of our plant, accelerate repayment of our long-term debt, and pay significant distributions to our members.

     The use of cash for our investing activities during fiscal 2005 increased significantly from the transition period ended September 30, 2004. This increase results from the cash required for plant expansion, and the distributions to our members during 2005.

     We used a significant amount of cash in our financing activities during the 2005 fiscal year, as we reduced our long-term debt by almost $10.5 million. This compares to the transition period ended September 30, 2004, when we borrowed a significant amount of cash to finance construction of our plant and operations.

     Equity Financing. Our members contributed $19,801,035 in equity financing, primarily from our initial public offering completed in 2003. We do not anticipate that any additional equity financing will be necessary in the foreseeable future. During the 2005 fiscal year, our equity increased $4,991,682, or approximately 20%, despite the distribution of more than $8 million to our members.

     Debt Financing. Under our arrangement with AgCountry, we borrowed $22,000,000 under a construction loan executed in 2003. The proceeds of that loan were used by us to complete construction of the plant and to commence operations. In August 2004, we converted the loan to permanent financing in the form of a $16,000,000 term loan and a line of credit in the amount of $5,000,000. At that time, we paid AgCountry $5,000,000 to reduce the loan, all of which was used to create the line of credit. The term loan is payable at the rate of $425,000 per calendar quarter, plus accrued interest at the rate of LIBOR plus four percent.(1) During the 2005 fiscal year, we paid approximately $10.5 million on the loan, and an additional $2.2 million subsequent to the end of the year.

_______________________

(1) LIBOR is defined as "London Interbank Offered Rate," and is the interest rate offered by a specific group of London banks for U.S. dollar deposits of a stated maturity. LIBOR is used as a base index for setting rates of some adjustable rate financial instruments.

     During the 2005 fiscal year, we borrowed an additional $687,500 from AgCountry to finance a portion of the expansion to our ethanol plant. That loan was paid in full prior to the end of the fiscal year.

     We are considering efforts to refinance our debt in an effort to reduce our borrowing expenses. We anticipate paying off the term loan and increasing our line of credit to provide additional liquidity. If successful, this refinancing will likely be effective in the first calendar quarter of 2006.

     Our existing repayment obligations under the credit agreement are secured by all of our tangible and intangible real and personal property. In addition, the bonds acquired from Gove County have been pledged to AgCountry to secure our borrowing. As part of the credit agreement, we agreed to certain affirmative, negative and financial covenants which potentially affect our operations, including, but not limited to, the following:

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

     o We must maintain certain financial ratios, beginning at various times, including a fixed charge coverage ratio, leverage ratio and current ratio and we must meet minimum net worth requirements. We also may not, after completion of construction of the plant, make any capital expenditures in excess of $500,000 during any fiscal year without AgCountry's prior written approval.

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

     Fixed Charge Coverage Ratio. On September 30, 2005, and annually thereafter, we must maintain a Fixed Charge Coverage Ratio of not less than 1.15:1.00.

     Leverage Ratio. On September 30, 2005, and at all times thereafter, we must maintain a ratio of (i) net worth to (ii) total assets of not less than 0.50:1.00. For the calculation of the leverage ratio, our total assets and liabilities will be net of the "Gove County IDR Bonds" asset and liability accounts (listed at $32,000,000 as of September 30, 2005).

     Current Ratio and Working Capital. We must maintain a ratio of current assets to current liabilities of not less than 1.20:1.00 and working capital of at least $5,000,000. For the purpose of calculating the current ratio and working capital, the unadvanced portion of the revolving term note, less the amount of step-down due within twelve months, will be included as a current asset.

     Minimum Net Worth. We must maintain, (i) on September 30, 2004 and at all times thereafter, a minimum net worth of $19,000,000, (ii) on September 30, 2005 and at all times thereafter, a minimum net worth of $23,000,000, and
     (iii) on September 30, 2006, and at all times thereafter, a minimum net worth of $25,000,000.

At September 30, 2005, we believe we satisfied all of the covenants under the loan agreement.

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

     Long-term assets are evaluated for usage during the ensuing twelve-month period, and management makes estimates regarding the conversion of the asset to a current asset or to another long-term asset. Our long-term assets include prepaid engineering costs that will be included in the cost of the completed plant. Contract deposits and land options are convertible to other long-term assets upon their exercise based on management's intentions related to these contracts. In the event management's assumptions and expectations change with regard to the intended use or usefulness of the rights and privileges related to these contracts, these amounts may be forfeited and become an expense for us.

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

Long-Lived Assets

     Depreciation and amortization of our property, plant and equipment is applied on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets placed in service. Economic circumstances or other factors may cause management's estimates of expected useful lives to differ from the actual useful lives. Differences between estimated lives and actual lives may be significant, but management does not expect events that occur during the normal operation of our plant related to estimated useful lives to have a significant effect on results of operations.

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

Recent Accounting Pronouncements

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retroactive application to prior periods' financial statements of a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

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

Risk Factors

     The price of ethanol, as well as certain commodities that we use in our business, can be extremely volatile, and fluctuations in these prices can significantly affect our operations. The price of ethanol, like most commodities, can be and has been very volatile. Factors affecting the price of ethanol include, among others, the price of gasoline, competition from other gasoline extenders, supply and demand. Since we are forced to sell our ethanol at prices prevailing in the market, changes in the price can significantly affect the results of our operations. In addition, the prices of raw materials used to make ethanol, such as corn or milo, also fluctuate, sometimes dramatically, and can have a significant impact on our profitably. The results of our operations for the 2005 fiscal year should not be taken as an assurance of our future operating results.

     Our business is not diversified and this could reduce the value of our membership units. Our success depends largely upon our ability to profitably operate our ethanol business. We do not have any other line of business or other sources of revenue if we are unable to produce ethanol and distillers' grains. If economic or political factors adversely affect the market for ethanol, the value of our membership units could decline because we have no other line of business to fall back on if the ethanol business declines. Our business would also be significantly harmed if our ethanol plant could not operate at full capacity for any extended period of time.

     Federal regulations concerning tax incentives could expire or change which could reduce our revenue. Congress currently provides certain federal tax incentives for oxygenated fuel producers and marketers, including those who purchase ethanol to blend with gasoline in order to meet federally mandated oxygenated fuel requirements. The ethanol industry and our business depend on continuation of the federal ethanol credit. This credit has supported a market for ethanol that might disappear without the credit. The federal subsidies and tax incentives are scheduled to expire as early as 2007. These subsidies and tax incentives to the ethanol industry may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use of ethanol in a material way, and we cannot guarantee that any of those laws, regulations or programs will be continued. The elimination or reduction of federal subsidy and tax incentives to the ethanol industry would have a material adverse impact on our business by making it more costly or difficult for us to produce and sell ethanol. If the federal ethanol tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result.

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

     Members may be required to pay taxes on their share of the Company's income even if we make no distributions to members. We expect to be treated as a partnership for federal income tax purposes unless there is a change of law or trading in the membership units is sufficient to classify the Company as a "publicly traded partnership." This means that the Company will pay no income tax and all profits and losses will "pass-through" to our members who will pay tax on their share of the Company's profits. It is likely that the Company's members may receive allocations of taxable income that exceed cash distributions. This may occur because of various factors, including but not limited to, accounting methodology, lending covenants that restrict the Company's ability to pay cash distributions, or our decision to retain or use the cash generated by the business to fund our operating activities and obligations. Accordingly, members may be required to pay income tax on the allocated share of the Company's taxable income with personal funds, even if the members receive no cash distributions from the Company.

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

     The technology that we use to produce ethanol may become obsolete if current research efforts to produce ethanol from cellulose-based biomass are successful. Although ethanol also can be produced from milo, most ethanol is currently produced from corn, especially in the Midwestern United States. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue, municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn and producing ethanol from biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Although current technology is sufficiently efficient to be competitive, the federal government anticipates these new conversion technologies will become viable production methods in the future. If these competing technologies are developed, we may not be able to compete effectively. We do not believe it will be cost effective to convert our existing plant to a plant that will use cellulose-based biomass to produce ethanol.

Item 7.  Financial Statements

     Reference is made to the Index of Financial Statements following Part III of this Report for a listing of the Company's financial statements and notes thereto.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     There has been no change in our independent accountants since 2003. Stark Winter Schenkein & Co., LLP has been our auditor since that time.

Item 8A.  Controls and Procedures

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 30, 2005, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                    PART III

     Our Definitive Proxy Statement to be filed with the SEC not later than January 28, 2006, is incorporated by reference into Part III, Items 9 through 12 and Item 14 of this report.

Item 13.  Exhibits

     See Exhibit Index following the financial statements in this report for a listing of exhibits filed with, or incorporated by reference into, this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Oakley, Kansas on December 20, 2005.

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

Signatures                   Title                             Date
---------------------        -------------------------------   -----------------


 /s/ Jeff Torluemke                                            December 20, 2005
---------------------
Jeff Torluemke               President, Manager


/s/ Richard Sterrett                                           December 20, 2005
---------------------
Richard Sterrett             Vice President, Chief Financial
                             Officer, Chief Accounting
                             Officer, Manager


/s/ Gary Johnson                                               December 20, 2005
---------------------
Gary Johnson                 Manager


/s/ Brian Baalman                                              December 20, 2005
---------------------
Brian Baalman                Manager


/s/ Ronald Blaesi                                              December 20, 2005
---------------------
Ronald Blaesi                Manager


/s/ Robert Casper                                              December 20, 2005
---------------------
Robert Casper                Manager

                          Index to Financial Statements


    Report of Independent Registered Public Accounting Firm             F-1

    Balance Sheet at September 30, 2005                                 F-2

    Statements of Income for the Fiscal Year Ended
       September 30, 2005 and for the Nine Months
       Ended September 30, 2004                                         F-3

    Statement of Changes in Members' Equity for the
       Nine Months Ended September 30, 2004 and Fiscal
       Year Ended September 30,2005                                     F-4

    Statements of Cash Flows for the Fiscal Year
       Ended September 30, 2005 and for the Nine
       Months Ended September 30, 2004                                  F-5

    Notes to Financial Statements                                       F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Members and Board of Managers
Western Plains Energy, L.L.C.


We have audited the accompanying balance sheet of Western Plains Energy, L.L.C. as of September 30, 2005, and the related statements of operations, changes in members' equity, and cash flows for the year ended September 30, 2005 and the nine months ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Plains Energy, L.L.C. as of September 30, 2005, and the results of its operations, and its cash flows for the year ended September 30, 2005 and the nine months ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------
Stark Winter Schenkein & Co., LLP
Denver, Colorado
December 20, 2005

                          WESTERN PLAINS ENERGY, L.L.C.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005


ASSETS

CURRENT ASSETS
Cash                                                         $      1,245,903
Accounts receivable                                                 3,590,867
Accounts receivable - government subsidies                            490,872
Inventory                                                           1,514,260
Prepaid expense                                                        32,390
Commodities trading account- futures and options contracts            319,967
                                                               ---------------
Total current assets                                                7,194,259
                                                               ---------------

PROPERTY AND EQUIPMENT
Land                                                                  605,872
Land improvements                                                     660,280
Manufacturing equipment                                            37,950,052
Buildings                                                           1,399,943
Vehicles                                                              182,158
Office equipment, furniture, fixtures                                 211,629
Construction-in-progress                                              180,000
Spare Parts                                                            41,988
                                                               ---------------
                                                                   41,231,922
Less:  Accumulated depreciation                                   (10,278,090)
                                                               ---------------
                                                                   30,953,832
                                                               ---------------

OTHER ASSETS
Investment in industrial development revenue bonds                 32,000,000
Loan origination fees, net                                            297,779
Financing fees, net                                                   187,449
Deposits                                                               97,834
                                                               ---------------
                                                                   32,583,062
                                                               ---------------

TOTAL ASSETS                                                 $     70,731,153
                                                               ===============


LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                        $      1,971,162
Accrued interest                                                        6,058
Current portion of long term debt                                   1,701,000
                                                               ---------------
Total current liabilities                                           3,678,220
                                                               ---------------

LONG TERM DEBT                                                      4,480,000
                                                               ---------------

LEASE OBLIGATION                                                   32,000,000
                                                               ---------------

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A Capital Units, 2,286 issued                                10,910,140
Class B Capital Units, 1,744 issued                                 8,640,895
Class C Capital Units, 50 issued                                      250,000
Membership distributions                                           (8,608,800)
Retained earnings                                                  19,412,510
Accumulated comprehensive (loss)                                      (31,812)
                                                               ---------------
Total members' equity                                              30,572,933
                                                               ---------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                        $     70,731,153
                                                               ===============




           Please refer to accompanying notes to financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                              STATEMENTS OF INCOME
                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


                                                     FISCAL YEAR     NINE MONTHS
                                                        ENDED            ENDED
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         2005             2004
                                                     ------------    ------------
REVENUE                                              $ 61,730,872    $ 39,485,027
COST OF SALES                                          43,476,560      31,893,577
                                                     ------------    ------------
GROSS PROFIT                                           18,254,312       7,591,450
                                                     ------------    ------------

EXPENSES
General and administrative expenses                     1,716,228       1,003,228
Depreciation expense                                    5,446,248       4,851,327
Amortization expense                                       41,005          10,669
                                                     ------------    ------------
Total expenses                                          7,203,481       5,865,224
                                                     ------------    ------------

Income from operations                                 11,050,831       1,726,226
                                                     ------------    ------------

Other income (expense)
Interest expense                                         (931,710)       (738,053)
Interest from industrial development
    revenue bonds                                       1,120,000         768,746
Plant lease expense                                    (1,120,000)       (768,746)
Grant and subsidy income                                2,784,476       6,380,176
Other income                                              105,772          25,214
                                                     ------------    ------------

Total other income                                      1,958,538       5,667,337
                                                     ------------    ------------

NET INCOME                                             13,009,369       7,393,563

Unrealized losses on grain contracts                      (31,813)       (622,925)
                                                     ------------    ------------

COMPREHENSIVE INCOME                                 $ 12,977,556    $  6,770,638
                                                     ============    ============

NET INCOME PER UNIT
BASIC AND DILUTED                                    $      3,189    $      1,812
                                                     ============    ============

DISTRIBUTIONS PER UNIT                               $      2,100    $       --
                                                     ============    ============
WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED                                           4,080           4,080
                                                     ============    ============


Proforma Statements of Operations Data (unaudited):
  Net income, as reported                            $ 13,009,369    $  7,393,563
  Pro forma income tax provision (benefit)              4,423,185       2,513,811
                                                     ------------    ------------
    Pro forma net income                             $  8,586,184    $  4,879,752
                                                     ============    ============

  Pro forma net income per share (basic and diluted) $      2,104    $      1,196
                                                     ============    ============


           Please refer to accompanying notes to financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                     STATEMENT OF CHANGES IN MEMBERS' EQUITY
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND YEAR ENDED SEPTEMBER 30,2005

                            [SPLIT TABLE - SEE BELOW]


                                      Class A                        Class B                       Class C
                             ---------------------------   ---------------------------   ---------------------------
                                Units          Amount         Units         Amount          Units          Amount
                             ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003          2,286   $ 10,910,140          1,744   $  8,640,895             50   $    250,000

Unrealized (losses) on
  grain hedging contracts            --             --             --             --             --             --

Net income                           --             --             --             --             --             --
                             ------------   ------------   ------------   ------------   ------------   ------------


Balance,September 30, 2004          2,286     10,910,140          1,744      8,640,895             50        250,000

Distributions to members             --             --             --             --             --             --

Unrealized losses on grain
    hedge contracts                  --             --             --             --             --             --

Net income                           --             --             --             --             --             --
                             ------------   ------------   ------------   ------------   ------------   ------------
Balance September 30, 2005          2,286   $ 10,910,140          1,744   $  8,640,895             50   $    250,000
                             ============   ============   ============   ============   ============   ============






                          WESTERN PLAINS ENERGY, L.L.C.
                     STATEMENT OF CHANGES IN MEMBERS' EQUITY
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND YEAR ENDED SEPTEMBER 30,2005

                            [SPLIT TABLE - SEE ABOVE]


                                 Retained        Accumulated
                                 Membership        Earnings     Comprehensive
                                 Distributions     (Deficit)        (Loss)          Total
                                  ------------    ------------    ------------    ------------
Balance, December 31, 2003        $       --      $   (990,422)   $       --      $ 18,810,613

Unrealized (losses) on
  grain hedging contracts                 --              --          (622,925)       (622,925)

Net income                                --         7,393,563            --         7,393,563
                                  ------------    ------------    ------------    ------------


Balance,September 30, 2004                --         6,403,141        (622,925)     25,581,251

Distributions to members            (8,608,800)           --              --        (8,608,800)

Unrealized losses on grain
    hedge contracts                       --              --           591,113         591,113

Net income                                --        13,009,369            --        13,009,369
                                  ------------    ------------    ------------    ------------
Balance September 30, 2005        $ (8,608,800)   $ 19,412,510    $    (31,812)   $ 30,572,933
                                  ============    ============    ============    ============



           Please refer to accompanying notes to financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                            STATEMENTS OF CASH FLOWS
                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                      FISCAL YEAR      NINE MONTHS
                                                         ENDED            ENDED
                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                          2005            2004
                                                      ------------    ------------
OPERATING ACTIVITIES
  Net income                                          $ 13,009,369    $  7,393,563
  Depreciation and amortization                          5,487,768       4,861,996
  Conversion of unrealized losses on grain hedging
    contracts to realized losses                           591,113            --
Changes in assets and liabilities
  Accounts receivable                                   (1,398,022)     (2,192,845)
  Accounts receivable - Government Subsidies             1,870,363      (2,361,235)
  Inventory                                               (258,578)     (1,255,682)
  Deposits                                                    --           (97,834)
  Prepaid  expenses                                          1,330           7,080
  Loan origination and financing fees                         --            14,583
  Accounts payable and accrued expenses                  1,610,471         293,931
  Accrued interest                                           4,430           1,628
  Accounts payable - construction -related party              --        (5,231,553)
                                                      ------------    ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES           20,918,244       1,433,632
                                                      ------------    ------------

INVESTING ACTIVITIES
  Purchase of property, plant and equipment             (4,640,399)     (2,476,242)
  Disbursements of advances on grain                          --          (453,600)
  Receipts of advances on grain                               --           453,600
  Distributions to members                              (8,608,800)           --
  Purchase of futures and options contracts                108,838      (1,050,730)
                                                      ------------    ------------
    NET CASH (USED FOR) INVESTING ACTIVITIES           (13,140,361)     (3,526,972)
                                                      ------------    ------------

FINANCING ACTIVITIES
  Borrowings on line of credit and advances payable           --        (5,000,000)
  Proceeds from notes payable                              687,500       9,757,634
  Payment of notes payable                             (10,462,500)           --
                                                      ------------    ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES           (9,775,000)      4,757,634
                                                      ------------    ------------

NET INCREASE (DECREASE) IN CASH                         (1,997,117)      2,664,294

CASH - BEGINNING OF PERIOD                               3,243,020         578,726
                                                      ------------    ------------

CASH - END OF PERIOD                                  $  1,245,903    $  3,243,020
                                                      ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for income taxes                          $       --      $       --
                                                      ============    ============
  Cash paid for interest                              $    927,281    $    736,425
                                                      ============    ============

Non-cash Investing and Financing Activities
Investment in industrial revenue bonds                $       --      $ 13,366,710
                                                      ============    ============
Lease obligation                                      $       --      $ 13,366,710
                                                      ============    ============
Conversion of note payable to line of credit          $       --      $  5,000,000
                                                      ============    ============


           Please refer to accompanying notes to financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 1 - NATURE OF OPERATIONS

Principal Business Activity

Western Plains Energy, L.L.C. (a Kansas limited liability company with its principal place of business in Gove County, Kansas) owns and operates a 40 million gallon ethanol plant. Western Plains Energy, L.L.C. (the Company) was organized on July 10, 2001. The Company began its principal operations in January 2004. Prior to that date, the Company was considered to be in the development stage.


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

Derivatives and Financial Instruments

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in the fair value of derivatives are recorded as a component of Cost of Sales unless the normal purchase or sale exception applies or hedge accounting is elected.

The Company enters into derivative instruments including future contracts and swap agreements and purchased options to fix prices for a portion of future raw material requirements. The Company has designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require the Company to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded. The Company has included in its cost of sales an aggregate of $1,294,070 of losses on completed contracts related to its hedging activities and has recorded an aggregate of $31,812 of unrealized losses for the year ended September 30, 2005, as a charge to comprehensive income as compared to $1,159,495 losses on contracts and $622,925 of unrealized losses for period ended September 30, 2004. At September 30, 2005, the Commodities trading account-futures and options contracts amounted to $319,968, representing the lower of the cost or fair market value of the futures and options contracts recorded on the balance sheet.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of assets is computed using the straight-line method over the following estimated useful lives:

     Building and manufacturing equipment            5 - 31.5 years
     Land improvements                                     15 years
     Vehicles                                               7 years
     Office equipment and furniture                         7 years

 Depreciation expense for the year ended September 30, 2005 amounted to $5,446,248.

Long-Lived Assets

The Company reviews the value of its non-current assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded if the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset. Such assessments did not result in any adjustment to the value of non-current assets.

Offering Costs

Costs incurred related to the initial public offering of Class A and Class B capital units were recorded as prepaid offering costs until the subscriptions for Class A and Class B capital units related to the offering were accepted by the Company. Prepaid offering costs were then allocated to members' equity in proportion to the number of units issued versus the total number of units issuable from the Company's offering. Offering costs include direct costs related to the offering such as legal fees, registration costs and other direct costs associated with the offering.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

Concentration of Credit Risk

The Company's cash balances are maintained in bank depositories and periodically exceed federally insured limits. At September 30, 2005, the Company's balances exceeded insured limits by $935,634.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and long-term debt. Fair values were assumed to approximate carrying values for these financial instruments other than long term debt because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company's long-term debt approximated fair values based on the current market conditions for similar debt instruments.

Income Taxes

The Company is organized as a limited liability company under state law. As a limited liability company that has elected to be taxed as a partnership, the Company's earnings pass through to the members and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements except in the unaudited proforma income statement data.

Earnings Per Capital Unit

For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance.

Segment Information

The Company follows SFAS 130, "Disclosures about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 130 based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS 131, "Reporting Comprehensive Income," which requires the reporting of all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. This encompasses unrealized gains and losses from available-for-sale securities held. The Company recorded a comprehensive loss of $31,812 and $622,925 at September 30, 2005 and September 30, 2004 respectively, to recognize a decrease in the fair value of unfulfilled future purchase contracts for raw materials at that date.

Accounts Receivable

The Company's accounts receivable are due from distributors in the ethanol and livestock feed industries. Credit is extended based on evaluation of a customers' financial condition and collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. There was no allowance for doubtful accounts at September 30, 2005.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory reserves are established for obsolescence based on expiration dating of perishable products and excess levels of inventory on hand. Inventories at September 30, 2005, consist of the following:

         Raw materials                                $723,333
         Work-in-process                               559,559
         Finished goods                                231,368
                                                      --------
                                                    $1,514,260

Shipping and Handling

The cost of shipping products to customers is included in cost of goods sold. Amounts billed to a customer in a sale transaction related to shipping and handling is classified as revenue.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.


NOTE 3 - LAND

During the period ended September 30, 2005, the Company capitalized land costs of $101,968 in acquiring land with a railway site to facilitate possible plant expansion in the future.

NOTE 4 - MEMBERS' EQUITY

As specified in the Company's Third Amended and Restated Operating Agreement, the Company has four classes of membership capital units: Class A, B, C and D. Capital units of each class are issued in denominations of $5,000.

Class A and Class B capital units were offered for sale in the public offering. A total of 3,967 Class A and B capital units were offered at a price of $5,000 per unit pursuant to a registration statement filed with the Securities and Exchange Commission, with a minimum of $15,735,000 and a maximum of $19,835,000 proceeds from such offering of units.

The Company's Class A capital units were offered only to producers of agricultural products, with a minimum purchase of two (2) Class A Capital Units per investor. The Company also offered to sell Class B capital units with a minimum purchase of seven (7) Class B capital units per investor. The Offering was competed in 2003 with 2,120 Class A and 1,744 Class B units sold for gross proceeds of $19,330,000.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

For Class C capital units subscribed in a private placement prior to the public offering, 10% of the offering price was due upon subscription with the remaining amount executed as a promissory note due subject to the call of the Board of Managers. In 2003 the Company closed the sale of 50 Class C Units, totaling $250,000, from Ethanol Products, LLC.

Class D capital units were offered for sale prior to the public offering at a price of $5,000 per unit to the members of the Board of Managers and certain others. Total equity raised from the sale of Class D units was $415,000 during the year ended December 31, 2001.

Upon completion of the public offering, which occurred in March 2003, 83 Class
D units automatically converted into 166 Class A capital units. The Company must approve all transfers or other dispositions of capital units.

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

Construction and permanent financing

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

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


During the construction period, interest-only payments equal to the London Interbank Offered Rate (LIBOR) plus 4% were due monthly.

During August 2004, the Company converted the construction loan into a term loan, which is being repaid in quarterly principal payments of $425,000 plus accrued interest based on the 30 day LIBOR indexed rate of LIBOR plus 4.00%, and a $5,000,000 credit line. The balance of the term loan was $6,181,000 at September 30, 2005. The revolving credit facility was paid in full during September 2004. In addition, the Company entered into an agreement with Ag Country Farm Credit Services in October 2004 that established a $3,500,000 expansion loan to fund a portion of a plant expansion to increase ethanol production to 40,000,000 Gallons per year capacity. This note was paid in full prior to September 30, 2005.

The term loan is subject to certain restrictive covenants, and required payment of origination, participation and other fees totaling $337,107 and an annual administrative fee of $25,000. The $362,107 of financing costs are being amortized over the life of the loan (10 years), commencing with the loan's conversion into a permanent loan which occurred during August 2004. Of that amount, $34,270 was amortized and expensed in the year ended September 30, 2005. The annual administrative fee is amortized over 12 months. Accrued interest on the loan was $6,058 at September 30, 2005.

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


NOTE 6 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Board of Managers has entered into various agreements regarding the formation, operation and management of the Company. Significant agreements are as follows:

Energy Management Services

The Company has entered into an agreement with U.S. Energy Service, Inc. for energy management and engineering services. The initial term of the agreement expired on August 31, 2003, and is renewable for one-year terms unless terminated by either party with 30 days advance notice. The agreement provides for fees of $2,800 per month. The agreement was renewed through August 31, 2005, and again through August 31, 2006.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


Sales Service Agreement

The Company has entered into an agreement with United Bio Energy,LLC (see Notes 7 and 10) for the sale of the bulk feed grade products (distiller's grains) produced from the plant. The agreement expires September 30, 2006, and is automatically renewed for one-year terms unless either party provides written notice 90 days prior to expiration of the agreement. Under the terms of the agreement, United Bio Energy,LLC purchases all products at a price equal to 98% or 97.5% of the selling price depending on whether it is wet or dry grains, less applicable freight. If the product is sold to members of the Company, United Bio Energy,LLC will pay an additional .5% to the members., less applicable freight. United Bio Energy,LLC is responsible for billing and account servicing of the product sales and for losses related to non-payment unless such non-payment relates to substandard products.

Ground Water Services

The Company entered into an agreement on December 19, 2003, to secure rights to ground water for the ethanol plant. The agreement requires a payment of $15,000 for the rights, of which $7,500 was payable upon execution of the agreement and the remainder is payable seven days prior to commencement of the drilling of the water well by the Company. In addition, the agreement requires payments of $1,050 per quarter during the first 15 years of the agreement, commencing with pumping of the well, with the parties renegotiating the quarterly fee after the first 15 years of the agreement. The agreement has a 20-year term commencing with pumping of the well, with renewal for successive 5-year periods unless notice of termination is provided 60 days prior to expiration of the agreement. Minimum payments related to pumping water from the well are $4,200 per year, with a total commitment of $63,000 during the first 15 years of the agreement.

Marketing Agreement

The Company entered into an agreement on October 31, 2001 with Ethanol Products, LLC (see Notes 7 and 10) for the marketing of the Company's ethanol and certain administrative services. The agreement as amended on October 18, 2002, has a term of five years and commenced upon start of ethanol production, with a fee of $.01 per gallon of ethanol produced. The agreement is renewable for five-year terms unless notice of termination has been delivered at least 90 days prior to expiration.

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has reimbursed members of the Board of Managers for certain expenses incurred by the Company and paid by the members of the Board of Managers during the development stage. Expense reimbursements for the years ended September 30, 2005, and the nine months ended September 30, 2004, totaled $14,901 and $8,094, respectively.

Ethanol Products, LLC, an entity controlled by a member of the Board of Managers, owns all 50 Class C capital units, purchased for $250,000.

Revenues were concentrated in Ethanol Products which purchased $51,500,032 of denatured ethanol while United Bio Energy,LLC, an affiliate of ICM, has purchased $10,230,840 of distillers grain during the year ended September 30, 2005.

The President of ICM owns or is the beneficial owner of 200 Class B capital units.

During August 2004, the Company entered into a fixed price construction contract (the "Contract") with ICM, Inc. for construction of an expansion to our plant. The President of ICM is both a member of the Board of Managers and a former member of the Company. The contract with change orders was $4,393,666. Construction was completed in June 2005. At September 30, 2005, all invoices relating to plant expansion were paid in full.

NOTE 8 - INCENTIVE PAYMENTS


During the year ended September 30, 2005, the Company received aggregate incentive payments for its ethanol production of $1,533,469 pursuant to a United States Department of Agriculture Bio-Energy program and had receivables under the program amounting to $126,007 at that date. Additionally, the Company qualifies for additional incentive payments under a State of Kansas program. The Kansas program is limited to an amount of $1,125,000 per year for all producers in excess of five million gallons per year at the rate of $.075 per gallon. The Company recorded revenue of $1,125,000, received an aggregate of $760,135, and recorded a receivable of $364,865 at September 30, 2005, from the Kansas incentive program during the year ended September 30, 2005.

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

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


The $160,000 of financing fees paid to the bond underwriter and $42,040 of legal and other cost associated with the bond closing are being amortized over the 30-year life of the bonds. A total of $ 6,735 and $10,669 of amortization expense was recognized during the year ended September 30, 2005, and nine months ended September 30, 2004, respectively.

The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st. This interest income is directly offset by the lease payments on the plant. Both the bond and the corresponding lease have terms of 30 years. The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the periods ended September 30, 2005, and the nine months ended September 30, 2004, were $1,120,000 and $768,746, respectively. This amount is equal to the lease expense of the plant.


NOTE 10 - CONCENTRATION OF CUSTOMERS

The Company sells essentially all of its products to two marketers, which in turn sell to other purchasers. The Company has executed an exclusive marketing agreement with Ethanol Products LLC ("Ethanol Products") of Wichita, Kansas (see Notes 6 and 7) to market the ethanol produced at its plant. The agreement is effective for an initial term of five years beginning January 2004 and is automatically renewable for subsequent five-year terms unless terminated by either party prior to expiration. Ethanol Products has agreed to purchase all of the ethanol that is produced at the plant. Ethanol Products is solely responsible for determining the price and terms at which the ethanol acquired from the plant is sold and to whom it is sold. In the event that the relationship with Ethanol Products is interrupted for any reason, the Company believes that it would be able to locate another entity to market the ethanol. However, any interruption could temporarily disrupt the sale of the Company's principal product and adversely affect its operations.

The Company also has executed an exclusive agreement with ICM Marketing, Inc. to market all of the distiller's grains produced at the plant. The rights and obligations of ICM under that agreement were subsequently assigned to United Bio Energy, LLC ("UBE"). The initial term of the agreement with UBE is three years expiring September 30, 2006 and will automatically renew for additional one-year terms unless terminated by the Company or UBE following 90 days advance written notice. As with the marketing arrangement with Ethanol Products, any interruption in the relationship with UBE could temporarily affect the Company's business; although it is believed that the Company could find another entity to market the grains (see Note 6).

                          WESTERN PLAINS ENERGY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 11 - REGULATION

The construction of the plant required various state and local permits to comply with existing governmental regulations designed to protect the environment and worker safety. While the Company is subject to regulations on emissions by the United States Environmental Protection Agency ("EPA"), current EPA rules do not require the Company to obtain any permits or approvals in connection with the construction of the plant or operation of the Company's business. However, state and federal rules can and do change, and such changes could result in greater regulatory burdens on the Company.

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


NOTE 12 - SUBSEQUENT EVENTS

The Company has made an additional principal payment of $2,200,000 on its loan payable to AgCountry.

                                INDEX TO EXHIBITS


                                                   Filed
Exhibit No.   Description                          Herewith    Incorporated Herein by Reference
------------- ------------------------------------ ----------- -------------------------------------------------------
3.1(i)        Articles of Organization                         Appendix A to the Company's  Prospectus filed with the
                                                               Commission  pursuant  to Rule  424(b)(3)  on June  11,
                                                               2002 (File No. 333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
3.1(ii)       Third    Amended    and    Restated              Exhibit  3  to  the  Company's  Form  10-QSB  for  the
              Operating Agreement                              quarter ended June 30, 2003
------------- ------------------------------------ ----------- -------------------------------------------------------
4.1           Form of Class A Capital Unit                     Exhibit 4.1 to the Company's  Form SB-2 filed with the
              Certificate                                      Commission on December 12, 2001 (File No. 333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
4.2           Form or Class B Capital Unit                     Exhibit 4.2 to the Company's  Form SB-2 filed with the
              Certificate                                      Commission on December 12, 2001 (File No. 333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
4.3           Form of Class C Capital Unit                     Exhibit 4.3 to the Company's  Form SB-2 filed with the
              Certificate                                      Commission on December 12, 2001 (File No. 333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
10.1          Credit Agreement with AgCountry                  Exhibit  10.1 to the  Company's  Form  10-QSB  for the
              Farm Credit Services, FLCA, dated                quarter ended June 30, 2003
              July 29, 2003
------------- ------------------------------------ ----------- -------------------------------------------------------
10.2          DDGS/SWGS Marketing Agreement with               Exhibit  10.5 to the  Company's  Form SB-2  filed with
              ICM Marketing, Inc., dated October               the   Commission   on  December  12,  2001  (File  No.
              1, 2001                                          333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
10.3          Land Exchange Agreement, dated                   Exhibit  10.9 to the  Company's  Form SB-2  filed with
              November 23, 2001                                the   Commission   on  December  12,  2001  (File  No.
                                                               333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
10.4          Real Estate Purchase Agreement,                  Exhibit  10.10 to the  Company's  Form SB-2 filed with
              dated December 21, 2001                          the Commission on May 1, 2002 (File No. 333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
10.5          Well Construction and Pumping                    Exhibit  10.11 to the  Company's  Form SB-2 filed with
              Agreement, dated November 19, 2001               the   Commission   on  December  12,  2001  (File  No.
                                                               333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
10.6          Design/Build Agreement with ICM,                 Exhibit  10.12 to the  Company's  Form SB-2 filed with
              Inc., dated April 4, 2002                        the Commission on May 1, 2002 (File No. 333-74982)
------------- ------------------------------------ ----------- -------------------------------------------------------
10.7          Agreement between the Company and                Exhibit 10.7 to the  Company's  Annual  Report on Form
              ICM, Inc. dated August 26, 2004                  10-KSB for the fiscal  year ended  September  30, 2004
              for expansion of our plant                       (File No. 333-749821)
------------- ------------------------------------ ----------- -------------------------------------------------------
10.8          Agreement between the Company and                Exhibit 10.8 to the  Company's  Annual  Report on Form
              United Bio Energy Ingredients,                   10-KSB for the fiscal  year ended  September  30, 2004
              LLC, dated August 2, 2004                        (File No. 333-749821)
------------- ------------------------------------ ----------- -------------------------------------------------------
10.9          Form of Second Amendment to the                  Exhibit 10.9 to the  Company's  Annual  Report on Form
              Credit Agreement with AgCountry                  10-KSB for the fiscal  year ended  September  30, 2004
              dated July 29, 2004                              (File No. 333-749821)
------------- ------------------------------------ ----------- -------------------------------------------------------
10.10         Promissory Note/Loan Agreement                   Exhibit 10.10 to the  Company's  Annual Report on Form
              with AgCountry dated November 16,                10-KSB for the fiscal  year ended  September  30, 2004
              2004                                             (File No. 0-50714)
------------- ------------------------------------ ----------- -------------------------------------------------------
14.1          Western Plains Energy, L.L.C.        X
              Code of Ethics for Principal
              Executive and Senior Financial
              Officers
------------- ------------------------------------ ----------- -------------------------------------------------------
31.1          Certifications pursuant to Rule      X
              13a-14(a) or 15d-14(a) under the
              Securities Exchange Act of 1934,
              as amended
------------- ------------------------------------ ----------- -------------------------------------------------------
31.2          Certifications pursuant to Rule      X
              13a-14(a) or 15d-14(a) under the
              Securities Exchange Act of 1934,
              as amended
------------- ------------------------------------ ----------- -------------------------------------------------------
32.1          Certifications pursuant to 18        X
              U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
------------- ------------------------------------ ----------- -------------------------------------------------------