Form 10QSB
period 2005-12-31
WESTERN PLAINS ENERGY LLC
filed 2006-02-21
CIK 1161049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended: December 31, 2005


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from_____ to _____


                         Commission file number 0-50714
                                                -------


                          Western Plains Energy, L.L.C.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Kansas                                   48-1247506
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


                    3022 County Road 18, Oakley, Kansas 67748
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (785) 672-8810
              -----------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
              -----------------------------------------------------
               (Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [] Accelerated filer []
Non-accelerated filer [X] .

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes []    No [X].

As of February 14, 2006, 2,286 Class A Capital Units, 1,744 Class B Capital Units and 50 Class C Capital Units of the registrant were outstanding.

                          WESTERN PLAINS ENERGY, L.L.C.


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.  Balance Sheet at December 31, 2005 (unaudited) and
         September 30, 2005                                                 F-1

         Statements of Operations and Comprehensive Income for the
         three months ended December 31, 2005 and 2004 (unaudited)          F-3

         Statements of Cash Flows for the three months ended
         December 31, 2005 and 2004 (unaudited)                             F-4

         Notes to Condensed Financial Statements (Unaudited)                F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           5

Item 4.  Controls and Procedures                                              7


Part II  - OTHER INFORMATION

Item 6.  Exhibits                                                             8


SIGNATURES                                                                    9



References in this report to agreements to which Western Plains Energy, L.L.C. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 and the exhibits listed therein.

                          WESTERN PLAINS ENERGY, L.L.C.
                                 BALANCE SHEETS

                                                   December 31,   September 30,
                                                       2005            2005
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS
Cash                                               $    194,848    $  1,245,903
Accounts receivable                                   3,840,490       3,590,867
Accounts receivable - government subsidies               54,366         490,872
Inventory                                             1,674,054       1,514,260
Prepaid expense                                         268,977          32,390
Commodities trading accounts - futures and options
contracts                                               346,563         319,967
                                                   ------------    ------------
Total current assets                                  6,379,298       7,194,259
                                                   ------------    ------------

PROPERTY AND EQUIPMENT
Land                                                    701,872         605,872
Land improvements                                       660,280         660,280
Manufacturing equipment                              37,922,008      37,926,487
Buildings                                             1,399,943       1,399,943
Vehicles                                                182,158         182,158
Office equipment, furniture, fixtures                   152,721         152,721
Grain Handling and other Equipment                      167,268          82,473
Spare parts                                             131,036          41,988
Construction-in-progress                                 83,242         180,000
                                                   ------------    ------------
                                                     41,400,528      41,231,922
Less:  Accumulated depreciation                     (11,616,662)    (10,278,090)
                                                   ------------    ------------
                                                     29,783,866      30,953,832
                                                   ------------    ------------

OTHER ASSETS
Investment in Industrial Development
  Revenue Bonds                                      32,000,000      32,000,000
Loan origination fees, net                              289,352         297,779
Financing fees, net                                     185,766         187,449
Deposits                                                 97,834          97,834
                                                   ------------    ------------
                                                     32,572,952      32,583,062
                                                   ------------    ------------

TOTAL ASSETS                                       $ 68,736,116    $ 70,731,153
                                                   ============    ============



              The accompanying notes are an integral part of these
                              financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                                 BALANCE SHEETS
                                   (continued)


                                          December 31,   September 30,
                                              2005            2005
                                          ------------    ------------
LIABILITIES AND MEMBERS' EQUITY            (Unaudited)

CURRENT LIABILITIES
Accounts payable                          $  1,173,818    $  1,178,573

Accrued interest                               108,247           6,058
Accrued expenses and liabilities               960,022         792,589
Current portion of long term debt            2,025,000       1,701,000
                                          ------------    ------------

Total current liabilities                    4,267,087       3,678,220
                                          ------------    ------------

LONG TERM DEBT                               2,328,000       4,480,000
                                          ------------    ------------

LEASE OBLIGATION                            32,000,000      32,000,000
                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A Capital Units, 2,286 issued         10,910,140      10,910,140
Class B Capital Units, 1,744 issued          8,640,895       8,640,895
Class C Capital Units, 50 issued               250,000         250,000
Membership distributions                   (15,136,800)     (8,608,800)
Accumulated comprehensive income (loss)        345,563         (31,812)
Retained earnings                           25,131,231      19,412,510
                                          ------------    ------------
Total members' equity                       30,141,029      30,572,933
                                          ------------    ------------

TOTAL LIABILITIES AND MEMBERS' EQUITY     $ 68,736,116    $ 70,731,153
                                          ============    ============


              The accompanying notes are an integral part of these
                              financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)


                                                       2005            2004
                                                   ------------    ------------

REVENUE                                            $ 20,889,436    $ 13,973,739
COST OF SALES                                        13,296,980      10,577,659
                                                   ------------    ------------
GROSS PROFIT                                          7,592,456       3,396,080
                                                   ------------    ------------

EXPENSES
General and administrative expenses                     404,516         523,261
Depreciation  expense                                 1,397,937       1,722,512

Amortization expense                                     10,110          10,112
                                                   ------------    ------------
Total expenses                                        1,812,563       2,255,885
                                                   ------------    ------------

Income from operations                                5,779,893       1,140,195
                                                   ------------    ------------

Other income (expense)
Interest expense                                       (108,578)       (243,571)
Interest from Industrial Development Revenue Bonds      280,000         280,000
Plant lease expense                                    (280,000)       (280,000)
Bioenergy incentive program income                      119,504       1,098,647

Interest income                                          24,620           3,814

Other income (expense)                                  (96,718)         50,626
                                                   ------------    ------------

Total other income (expense)                            (61,172)        909,516
                                                   ------------    ------------

NET INCOME                                            5,718,721       2,049,711

Other comprehensive income

Unrealized gains on grain hedging contracts             377,375           1,412
                                                   ------------    ------------

COMPREHENSIVE INCOME                               $  6,096,096    $  2,051,123

NET COMPREHENSIVE INCOME PER UNIT
  BASIC AND DILUTED                                $   1,494.14    $     502.73
                                                   ============    ============

WEIGHTED AVERAGE UNITS OUTSTANDING
  BASIC AND DILUTED                                       4,080           4,080
                                                   ============    ============

Proforma Statements of Operations:
Net Income from operations                         $  5,718,721    $  2,049,711
Pro forma income tax provision                        1,944,365         696,902
                                                   ------------    ------------

   Pro forma net income                            $  3,774,356    $  1,352,809

Pro forma net income per share                     $     925.09    $     331.57
                                                   ============    ============


              The accompanying notes are an integral part of these
                              financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)

                                                       2005            2004
                                                    -----------    -----------

OPERATING ACTIVITIES
    NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                   $ 7,536,854    $ 6,547,820
                                                    -----------    -----------

INVESTING ACTIVITIES

  Purchase of property, plant and equipment            (168,606)    (3,094,373)

  Investment in commodities trading accounts           (563,303)          --

  Withdrawals from commodities trading accounts         500,000           --
                                                    -----------    -----------

NET CASH (USED IN) INVESTING ACTIVITIES                (231,909)    (3,094,373)
                                                    -----------    -----------

FINANCING ACTIVITIES
  Payments on notes payable                          (2,200,000)    (2,000,000)
  Member distributions                               (6,528,000)    (2,040,000)

  Proceeds from notes payable  and line of credit       372,000      2,062,500
                                                    -----------    -----------
NET CASH (USED IN) FINANCING ACTIVITIES              (8,356,000)    (1,977,500)
                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH                      (1,051,055)     1,475,947


CASH - BEGINNING OF PERIOD                            1,245,903      3,243,020


CASH - END OF PERIOD                                $   194,848    $ 4,718,967
                                                    ===========    ===========

              The accompanying notes are an integral part of these
                              financial statements.

                           WESTERN PLAINS ENERGY, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (UNAUDITED)


(1)  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements of the Company as of and for the year ended September 30, 2005 including notes thereto, included in the Company's Form 10-KSB.

Certain amounts from the December 31, 2004 financial statements have been reclassified to conform to current period presentation.

(2)  Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value. Inventory consists principally of raw material, work-in-process and finished goods.

                  Raw materials                $   521,905
                  Work-in-process                  576,941
                  Finished goods                   575,208
                                                ----------
                                                $1,674,054

(3)  Investments

Commodities trading accounts - futures and options contracts

The Company attempts to minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts to minimize net positions in these contracts. The Company accounts for changes in market value on exchange-traded futures and option contracts at exchange values and account for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area. Changes in the market value of all these contracts are recognized in operations as a component of cost of revenues. During the period ended December 31, 2005, the Company charged $477,047 to operations relating to margin calls in grain and energy futures contracts. The unrealized gains in open contracts are recognized as comprehensive income of $377,375 at December 31, 2005.

(4)  Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st. This interest income is directly offset by the lease payments on the plant. The Company and Gove County have agreed to waive the payment of both the lease

                           WESTERN PLAINS ENERGY, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (UNAUDITED)


payments and the interest amounts since they offset; however, they are recorded for accounting purposes. Both the bond and the corresponding lease have terms of 30 years. The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the three month period ended December 31, 2005 was $280,000. This amount is equal to the lease expense of the plant.

(5)  Related Party Transactions

During the period ended December 31, 2005, ICM, Inc., the general contractor for the plant and an entity controlled by a member of the board of managers, submitted pay applications totaling $274,261 in connection with replacement of the burner for the dryer unit, parts and repairs of the ethanol plant, and premium for a safety and loss program. During the same period, ICM received payments relating to these items of $45,241.

(6)  Distribution to Members

During the period ended December 31, 2005, the Company made cash distributions to its members aggregating $6,528,000 in accordance with the terms of its Operating Agreement.

(7)  Land Acquisition

On December 22, 2005 the Company purchased 80 acres of land for $96,000 adjacent to land which it currently owns including 95 acre feet water rights and assumption of a railroad lease with Union Pacific Railroad. The terms of the purchase agreement were $24,000 down and three equal annual payments of $24,000 payable January 2006, 2007, and 2008 with interest accruing at the rate of 6% per annum commencing January 31, 2006. The down payment of $24,000 was paid December 22, 2005, and the first installment of $24,000 was paid January 26, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

     The following narrative describes the financial condition of Western Plains Energy, L.L.C. ("we" or the "Company") at December 31, 2005 and compares it to our financial condition at fiscal year end September 30, 2005. It also discusses our results of operations for the three month period ended December 31, 2005 and compares those results to the comparable period ended December 31, 2004. This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended September 30, 2005, including the audited financial statements and notes included therein.

     In view of the operating results reported in our annual report, we no longer qualify as a "small business issuer" for purposes of reporting with the Securities and Exchange Commission. Effective with this quarterly report, we will begin reporting on Form 10-Q.

Results of Operations

     Overview. The following table highlights certain of our operating results for the three month periods ended December 31, 2005 and 2004:

                                                 Three Months Ended December 31,
                                                        2005          2004
                                                   ------------  ------------
Revenue.........................................   $20,889,436   $13,973,739
Income from operations..........................     5,779,893     1,140,195
Other income (expense)..........................       (61,172)      909,516
Net income......................................     5,718,721     2,049,711
Comprehensive income............................     6,096,096     2,051,123
Net comprehensive income per unit...............         1,494           503

     Our operating results improved significantly for the first fiscal quarter of 2006 compared to the first quarter of fiscal 2005, primarily as result of the favorable ethanol prices prevailing during the period. For the three months ended December 31, 2005, we reported net income of $5,718,721 and revenue of $20,889,436. Gross profit for the three months ended December 31, 2005 was $7,592,456, or 36.3% of revenue.

     Net income. Net income for the three months ended December 31, 2005 increased $3,669,010, or 179%, from the comparable period of fiscal 2005. We attribute this increase to the following factors:

o    Favorable ethanol prices during our first quarter of 2006;

o    Favorable grain prices during our first quarter of 2006;

o Increased production capacity resulting from our plant expansion during calendar 2005; and

o    A reduction in expenses.

Due to a number of factors, including the higher price of petroleum gasoline and seasonal demand, ethanol prices remained high during our first quarter of 2006. As a result, both operating income and net income for the first quarter of fiscal 2006 increased dramatically from the comparable period of fiscal 2005. Operating income, which excludes the effect of other income or expense, rose more dramatically than net income, rising 406.9% from the first quarter of fiscal 2005 to the same period this year. As discussed further below, grants and subsidies have been reduced dramatically in fiscal 2006, accounting for the greater increase in operating income.

     Revenue. Revenue for the first quarter of fiscal 2006 increased 49.5% from the comparable period of fiscal 2005. This increase is attributable to an increase in production commensurate with our plant expansion and higher ethanol prices. We sold 31.9% more ethanol in the first quarter of 2006 than the comparable period of 2005; the remainder of the increase in revenue is attributable to an increase in the price of ethanol and an increase in sales of distillers grains.

     Our plant expansion was placed on line in the second quarter of fiscal 2005. Accordingly, we will be unable to make an accurate comparison of year-over-year revenue results until the third quarter of this fiscal year, when our production capacity will be consistent.

     We continued to enjoy very favorable ethanol prices during the first quarter of fiscal 2006. The average price that we received for our ethanol rose 17% from the first quarter of last year to the first quarter of this year. We believe the favorable prices result from higher gasoline prices, which encourages voluntary blending, and the growing recognition of ethanol as an alternative energy source. Based on existing market conditions, we expect favorable pricing to continue at least through the end of our second fiscal quarter. Historically, we, like other ethanol producers, have experienced a decline in ethanol prices during the spring and summer months, when mandatory blending ceases. However, based on existing market conditions, we do not expect as significant a decrease during calendar 2006. However, there is no assurance that factors beyond our control may not affect our expectations.

     Cost of Goods Sold. Our cost of goods sold for the first quarter of fiscal 2006 totaled 63.7% of revenue. This compares to cost of goods sold during the first quarter of fiscal 2005, which totaled 75.7% of revenue. We believe the price of grain and related hedge activities accounted for the decrease in cost of goods sold. Thus, despite the significant increase in natural gas prices in 2005, our overall cost of goods sold were reduced during the first quarter of this year compared to last.

     The decrease in grain prices during the first quarter of fiscal 2006 is attributable to the following factors:

o    Prices for grain in fiscal 2006 were 5.5% lower than in fiscal 2005; and

o Realized losses from grain hedging activities for fiscal 2006 totaled $347,367 as compared to $1,127,389 for fiscal 2005.

     Our contract for natural gas for fiscal 2006 was roughly double what it was for 2005 due to storm-related price increases and seasonal demand. However, with the impact of Hurricane Katrina on U.S. gas production mitigating with the passage of time, as well as the coming spring, we expect natural gas prices to fall beginning in the second or third quarter of fiscal 2006. This, coupled with our hedging strategies, makes us more optimistic for the foreseeable future about the price of natural gas. During fiscal 2005, natural gas (net of hedging activities) represented approximately 22.2% of our cost of goods sold as compared to 8.5% for fiscal 2005.

     General and Administrative Expenses. General and administrative expenses for the first quarter of fiscal 2006 decreased 22.6% from the comparable period of fiscal 2005. This difference is attributable to a decrease in insurance costs and bank fees. Bank fees were reduced by $66,000 and insurance costs reduced by $67,000.

     Depreciation. Depreciation during the first quarter of fiscal 2006 decreased 18.8% from the comparable period of fiscal 2005, reflecting the results of a cost segregation study on assets. Overall, total expenses decreased 19.7% from the first quarter of fiscal 2005 to the comparable period of 2006.

     Other Income (Expense). Other income decreased 106.7% from the first quarter of 2005 to the first quarter of fiscal 2006, primarily reflecting a significant decrease in government grants and subsidies. That decrease of 89% reflects the structure of the federal bioenergy program, which provides incentives for increases in ethanol production. Since the increase in our production during the first quarter of 2006 was significantly less than the prior year, we recorded significantly less grant income. Also, the amount of income was reduced due to significantly greater participation in the program, reducing the amount of revenue available to any single participant.

     During the first quarter of fiscal 2006, we reported $377,375 of unrealized gains on hedging contracts. This compares to an unrealized gain of $1,412 during the first quarter of fiscal 2005 and helped improve our comprehensive income for the quarter.

     We recorded other expense of $96,718 for the first quarter of fiscal 2006, associated with improvement of an access road to our plant facility. This compares to other income of $50,626 during the first quarter of 2005.

Liquidity and Capital Resources

     Overview. The following table highlights certain information relating to our liquidity and capital resources at December 31 and September 30, 2005:

                                        December 31, 2005    September 30, 2005
                                        -----------------    ------------------
Working Capital...................         $ 2,112,211           $ 3,516,039
Current Assets....................           6,379,298             7,194,259
Current Liabilities...............           4,267,087             3,678,221
Long-term Debt....................           2,328,000             4,480,000
Members' Equity...................          30,141,029            30,572,934

     Our working capital at December 31, 2005 decreased 39.9% from year-end September 30, 2005. This decrease is almost entirely attributable to the cash distribution made in December 2005 in the amount of $6,528,000. Notwithstanding the reduction in working capital, however, we believe we have sufficient liquidity for the foreseeable future. Our operations continue to generate significant cash, providing more than sufficient resources for our investing and financing activities. Our current ratio representing current assets divided by current liabilities was 1.5:1 at December 31, 2005.

     Working Capital. Current assets decreased 11.3% from fiscal year end September 30, 2005 to December 31, 2005. Cash decreased in excess of $1 million, comprising the largest component of the decrease in current assets. This again is due to the significant distribution made in December 2005.

     Current liabilities increased 16.0% from year end to December 31, 2005. The largest increase is the current portion of long-term debt, which rose approximately $300,000. This increase represents amounts drawn on our existing line of credit to supplement cash generated by operations to make the distribution to members.

     We maintain a line of credit to finance short-term working capital requirements. Following completion of the 2005 fiscal year, the amount of the line was reduced from $5 million to $4.5 million in accordance with our lending agreement. Notwithstanding this reduction, however, we believe we have sufficient liquidity and capital resources for the foreseeable future.

     Long-term debt, representing the remaining amounts borrowed to finance construction of our plant, decreased from $4.4 million to $2.3 million from year end to December 31, 2005. We believe our existing capital structure is adequate for the foreseeable future.

     Cash Flow. Cash generated from operating activities during the first quarter of fiscal 2006 was $7,536,854, an increase of 15.1% from the first quarter of fiscal 2005. The increase reflects our improved operating results, and specifically higher ethanol prices received during fiscal 2006.

     The amount of cash used in investing activities was reduced significantly during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, when we spent in excess of $3 million in expanding our plant. That investment was not repeated during the first quarter of fiscal 2006.

     Cash used in financing activities increased significantly from the first quarter of fiscal 2005 to the first quarter of fiscal 2006. The largest increase was member distributions, which increased $4,488,000. In both quarters, we made significant reductions in our notes payable.

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

     A few of the uncertainties that could affect the accuracy of forward-looking statements, in addition to the specific "Risk Factors" identified in this report and our Annual Report on Form 10-KSB, include:

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

     e.  Drought and other environmental conditions; and

     f.  Changes in our business plan.

Risk Factors

     In addition to the considerations set forth immediately above and the risk factors set forth in the Annual Report on Form 10-KSB, investors should be aware of the following information:

     The United States Environmental Protection Agency has recently revoked rules requiring the use of oxygenated fuels in gasoline in certain metropolitan areas and we are unable to predict the effect, if any, of this change on the demand for ethanol. In an announcement published Tuesday, February 14, 2006, the EPA announced the elimination of provisions of the Clean Air Act of 1990 that require the use of oxygenated fuels in metropolitan areas with the worst smog problems. These rules currently require that gasoline sold in these areas contain at least 2% oxygen by weight and affect parts of at least twelve states in the United States. Under these rules, most refiners use ethanol or methyl tertiary butyl ("MTBE") to satisfy the requirement for oxygen content. The new rule will go into effect on May 6, 2006 and in California, 60 days after publication in the Federal Register.

     Under legislation adopted by the United States Congress and signed into law in 2005, the United States has established a national renewable fuel standard. This legislation establishes minimum requirements for the sale of renewable fuels contained in gasoline beginning in 2006. Therefore, the effect of the EPA action described above must be considered with the impact of the renewable fuel standard established in 2005. Also, many refiners use ethanol voluntarily. The Company is unable to predict what effect this change will have on the demand for ethanol nationwide, and on the demand for its product.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of its business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes in the commodity prices of grain and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Interest Rate Risk

     We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note and a term note which bear variable interest rates. Specifically, we have $4,281,000 outstanding in variable rate debt as of December 31, 2005.

     We have not entered into any hedging transactions in connection with our notes, although we may consider such an arrangement in the future if appropriate.

Commodity Price Risk

     We are also exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. For example, it is likely and we would generally expect that a 10% increase in the cash price of grain would produce an increase in the fair value of our derivative instruments equal to approximately $34,656 based on our positions at December 31, 2005.

     The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of December 31, 2005, the fair value of our derivative instruments for grain is an asset in the amount of $346,563. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

     To manage our grain price risk, our hedging strategy is designed to establish a price ceiling and floor for our purchases. We have taken a net long position on our exchange traded futures and options contracts, which allows us to offset increases or decreases in the market price of grain. The upper limit of loss on our futures contracts is the difference between the contract price and the cash market price of grain and milo at the time of the execution of the contract. The upper limit of loss on our exchange traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.

     We estimate that our expected grain usage is approximately 15.5 million bushels per year for the production of 42 million gallons of ethanol. We have price protection for approximately 50% of our expected grain usage for fiscal year ended September 30, 2006 using CBOT futures and options and Over the Counter option contracts. As we move forward, additional protection may be necessary. As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. As we move forward, additional price protection may be required to solidify our margins into fiscal year 2007. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

     To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas. This purchase agreement fixes the price at which we purchase natural gas. We estimate that we have forward contracts in place for approximately 100% of our natural gas needs through March 2006. The forward contracts provide for approximately 50% higher gas prices for the first quarter of 2006 than for the first quarter of 2005. We may also purchase natural gas requirements for the winter 2006 months and 2007 calendar years as we attempt to further reduce our susceptibility to price increases.

     At the time we purchased price protection for natural gas, the market was experiencing a great deal of price uncertainty. Due to this uncertainty, we purchased amounts for most of the plant's needs and implemented derivative instruments on a portion of our requirements to allow us to benefit in the event natural gas prices declined. Energy sector prices have increased and natural gas, as a portion of the total energy market, has responded with higher prices to be cost competitive with its alternatives. In the future, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.

     A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of December 31, 2005 and September 30, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

                              Fair Value      Effect of Hypothetical Adverse
    Period Ended                                  Change - Market Risk
    ------------------        ------------    ------------------------------
    September 30, 2005        $    290,128               $    29,013
    December 31, 2005         $    346,563               $    34,656

Item 4.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of December 31, 2005, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC.

     (b) No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits

        (a)  Exhibits

        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Eric Robben.

        31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard Sterrett.

        32      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002 for Eric Robben and Richard Sterrett.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WESTERN PLAINS ENERGY, L.L.C.



Date:  February 20, 2006                  By:  /s/ Eric Robben
                                               ---------------------------------
                                               Eric Robben
                                               Interim Chief Executive Officer/
                                               General Manager



Date:  February 20, 2006                   By: /s/ Richard Sterrett
                                               ---------------------------------
                                               Richard Sterrett,
                                               Principal Financial Officer