Form 10QSB
period 2006-03-31
WESTERN PLAINS ENERGY LLC
filed 2006-05-18
CIK 1161049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 2006
                                                 --------------


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from____________ to____________


                         Commission file number 0-50714
                                                -------

                          Western Plains Energy, L.L.C.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Kansas                                48-1247506
  --------------------------------      -------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

                    3022 County Road 18, Oakley, Kansas 67748
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (785) 672-8810
                           ---------------------------
                           (Issuer's telephone number)


                                       N/A
               --------------------------------------------------
               (Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [] .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
 Large accelerated filer []   Accelerated filer []   Non-accelerated filer [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No[X].

As of May 15, 2006, 2,286 Class A Capital Units, 1,744 Class B Capital Units and 50 Class C Capital Units of the registrant were outstanding.

                          WESTERN PLAINS ENERGY, L.L.C.


                                      Index
                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.   Condensed Balance Sheets at March 31, 2006 (unaudited)
          and September 30, 2005                                              1

          Condensed Statements of Operations and Comprehensive Income
          for the three and six months ended March 31, 2006 and
          2005 (unaudited)                                                    3

          Condensed Statements of Cash Flow for the six months ended
          March 31, 2006 and 2005 (unaudited)                                 4

          Notes to Condensed Financial Statements (unaudited)                 5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                                8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         13

Item 4.   Controls and Procedures                                            15

Part II    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                16

Item 6.   Exhibits                                                           16


SIGNATURES                                                                   17



References in this report to agreements to which Western Plains Energy, L.L.C. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 and the exhibits listed therein.

 PART I - FINANCIAL INFORMATION

 Item 1.
                          WESTERN PLAINS ENERGY, L.L.C.
                            CONDENSED BALANCE SHEETS

                                               March 31,     September 30,
                                                 2006            2005
                                             ------------    ------------
                                               (Unaudited)
ASSETS

CURRENT ASSETS
Cash                                         $  1,726,400    $  1,245,903
Accounts receivable                             5,574,685       3,590,867
Accounts receivable - government subsidies         64,460         490,872
Inventory                                       1,899,564       1,514,260
Prepaid expense                                   182,664          32,390
Available-for-sale securities                     526,643         319,967
                                             ------------    ------------
Total current assets                            9,974,416       7,194,259
                                             ------------    ------------

PROPERTY AND EQUIPMENT
Land                                              701,872         605,872
Land improvements                                 679,743         660,280
Manufacturing equipment                        38,174,455      37,808,670
Buildings                                       1,429,128       1,399,943
Vehicles & portable equipment                     284,977         182,158
Office equipment, furniture, fixtures             152,721         211,629
Grain handling and other equipment                108,359         141,382
Spare parts                                       131,036          41,988
Construction-in-progress                             --           180,000
                                             ------------    ------------
                                               41,662,290      41,231,922
Less:  Accumulated depreciation               (13,029,230)    (10,278,090)
                                             ------------    ------------
                                               28,633,060      30,953,832
                                             ------------    ------------

OTHER ASSETS
Investment in Industrial Development
  Revenue Bonds                                32,000,000      32,000,000
Loan origination fees, net                        280,925         297,779
Financing fees, net                               184,083         187,449
Deposits                                           97,834          97,834
                                             ------------    ------------
                                               32,562,842      32,583,062
                                             ------------    ------------

TOTAL ASSETS                                 $ 71,170,318    $ 70,731,153
                                             ============    ============

                 The accompanying notes are an integral part of
                           these financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                            CONDENSED BALANCE SHEETS
                                   (continued)

                                           March 31,     September 30,
                                             2006            2005
                                          ------------    ------------
                                          (Unaudited)

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable                          $  1,241,646    $  1,178,574

Accrued interest                                   710           6,058
Accrued expenses and liabilities               824,082         792,588
Current portion of long term debt            1,725,000       1,701,000
                                          ------------    ------------
Total current liabilities                    3,791,438       3,678,220
                                          ------------    ------------

LONG TERM DEBT                               1,454,000       4,480,000
                                          ------------    ------------

LEASE OBLIGATION                            32,000,000      32,000,000
                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A Capital Units, 2,286 issued         10,910,140      10,910,140
Class B Capital Units, 1,744 issued          8,640,895       8,640,895
Class C Capital Units, 50 issued               250,000         250,000
Membership distributions                   (19,216,800)     (8,608,800)
Accumulated comprehensive income (loss)        485,563         (31,812)
Retained earnings                           32,855,082      19,412,510
                                          ------------    ------------
Total members' equity                       33,924,880      30,572,933
                                          ------------    ------------

TOTAL LIABILITIES AND MEMBERS' EQUITY     $ 71,170,318    $ 70,731,153
                                          ============    ============

                 The accompanying notes are an integral part of
                           these financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
           CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              MARCH 31,                        MARCH 31,
                                                     ----------------------------    -----------------------------
                                                          2006           2005            2006            2005
                                                     ------------    ------------    ------------    ------------
REVENUE                                              $ 22,383,201    $ 15,368,438    $ 43,272,637    $ 29,342,177
COST OF SALES                                          12,732,351       9,549,370      26,029,331      20,127,029
                                                     ------------    ------------    ------------    ------------
GROSS PROFIT                                            9,650,850       5,819,068      17,243,306       9,215,148
                                                     ------------    ------------    ------------    ------------

EXPENSES
General and administrative expenses                       475,013         432,539         879,529         955,800
Depreciation expense                                    1,412,568       1,506,780       2,810,505       3,231,470
Amortization expense                                       10,110          10,112          20,220          18,046
                                                     ------------    ------------    ------------    ------------
Total expenses                                          1,897,691       1,949,431       3,710,254       4,205,316
                                                     ------------    ------------    ------------    ------------

Income from operations                                  7,753,159       3,869,637      13,533,052       5,009,832
                                                     ------------    ------------    ------------    ------------

Other income (expense)
Interest expense                                          (88,085)       (282,040)       (196,662)       (525,611)
Interest from Industrial Development Revenue Bonds        280,000         280,000         560,000         560,000
Plant lease expense                                      (280,000)       (280,000)       (560,000)       (560,000)
Grants and subsidies                                       85,878         128,892         205,382       1,227,539
Interest income                                            16,903           4,699          41,522           8,513
Other income (expense)                                    (44,004)          9,995        (140,722)         60,621
                                                     ------------    ------------    ------------    ------------

Total other income (expense)                              (29,308)       (138,454)        (90,480)        771,062
                                                     ------------    ------------    ------------    ------------

NET INCOME                                              7,723,851       3,731,183      13,442,572       5,780,894

Other comprehensive income (loss)

Unrealized gain (loss) on grain hedging contracts         140,000         (14,825)        517,375         (13,413)
                                                     ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME                                 $  7,863,851    $  3,716,358    $ 13,959,947    $  5,767,482
                                                     ============    ============    ============    ============

NET COMPREHENSIVE INCOME PER UNIT
  BASIC AND DILUTED                                  $   1,927.41    $     910.87    $    3421.56    $   1,413.60
                                                     ============    ============    ============    ============

WEIGHTED AVERAGE UNITS OUTSTANDING
  BASIC AND DILUTED                                         4,080           4,080           4,080           4,080
                                                     ============    ============    ============    ============

                 The accompanying notes are an integral part of
                           these financial statements.

                          WESTERN PLAINS ENERGY, L.L.C.
                        CONDENSED STATEMENTS OF CASH FLOW
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                        2006           2005
                                                    ------------   ------------

OPERATING ACTIVITIES
    NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                   $ 14,727,541   $ 11,724,302
                                                    ------------   ------------

INVESTING ACTIVITIES
  Purchase of property, plant and equipment             (430,368)    (4,342,977)
  (Purchase) Liquidation of available for
     sale securities, net                               (206,676)        82,742
                                                    ------------   ------------
NET CASH (USED IN) INVESTING ACTIVITIES                 (637,044)    (4,260,235)
                                                    ------------   ------------

FINANCING ACTIVITIES
  Payments on notes payable                           (3,002,000)    (1,830,434)
  Member distributions                               (10,608,000)    (2,856,000)
  Proceeds from notes payable                               --          687,500
                                                    ------------   ------------
NET CASH (USED IN) FINANCING ACTIVITIES              (13,610,000)    (3,998,934)
                                                    ------------   ------------

NET INCREASE IN CASH                                     480,497      3,465,133

CASH - BEGINNING OF PERIOD                             1,245,903      3,243,020


CASH - END OF PERIOD                                $  1,726,400   $  6,708,153
                                                    ============   ============



                 The accompanying notes are an integral part of
                           these financial statements.

                           WESTERN PLAINS ENERGY, LLC
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of September 30, 2005 including notes thereto included in the Company's Form 10-KSB.

Certain amounts from the March 31, 2005 financial statements have been reclassified to conform to current period presentation.

(2)  Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value. Inventory consists principally of raw material, work-in-process and finished goods.

             Raw materials             $  521,726
             Work-in-process              676,787
             Finished goods               701,051
                                       ----------
                                       $1,899,564


(3)  Investments

Commodities trading accounts - futures and options contracts

We attempt to minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts to minimize net positions in these contracts. We account for changes in market value on exchange-traded futures and option contracts at exchange values and account for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area where our plant is located. Changes in the market value of all these contracts are recognized in operations as a component of cost of revenues. During the period ended March 31, 2006, the Company charged $857,091 to operations relating to margin calls in grain and energy futures contracts which are included in the cost of sales. The unrealized gains in open contracts of $517,375 are included as comprehensive income at March 31, 2006.

(4)  Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st. This interest income is directly offset by the lease payments on the plant. The Company and Gove County have agreed to waive the payment of both the lease

                           WESTERN PLAINS ENERGY, LLC
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


payments and the interest income amounts since they offset; they are recorded however for accounting purposes. Both the bond and the corresponding lease have terms of 30 years. The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the six month period ended March 31, 2006 was $560,000. This amount is equal to the lease expense of the plant.

(5)  Related Party Transactions

During the period ended March 31, 2006, ICM, Inc., the general contractor for the plant and an entity controlled by a former member of the board of managers, submitted pay applications totaling $303,581 in connection with replacement of the burner for the dryer unit, parts and repairs of the ethanol plant, and premium for a safety and loss program. During the same period, ICM received payments relating to these items of $302,237.

(6)  Distribution to Members

During the period ended March 31, 2006, the Company made cash distributions to its members aggregating $10,608,000 in accordance with the terms of its Operating Agreement.

(7)  Land Acquisition

On December 22, 2005, the Company purchased for $96,000, 80 acres of land adjacent to land currently owned by it which included 95 acre feet water rights and assumption of a railroad lease with Union Pacific Railroad. The terms of the purchase agreement were $24,000 down and three equal annual payments of $24,000 payable January 2006, 2007, and 2008 with interest accruing at the rate of 6% per annum commencing January 31, 2006. The down payment of $24,000 was paid December 22, 2005, and the first installment of $24,000 was paid January 26, 2006.

(8)  Financing

On March 27, 2006, AgCountry Farm Credit Services and the Company executed the third amendment to the Credit Agreement dated July 29, 2003. The following modifications were made:

     1. To suspend all "additional payments" as defined in Section 2.10 of the Credit Agreement dated July 29, 2003 which required quarterly payments equal to 40% of the Free Cash Flow, as that term is defined in the Credit Agreement, for said quarter not to exceed $2 million, until further notice by lender.

     2. To allow for pre-approved dividends up to 75% of net income with distributions up to 100% of net income when the borrower maintains a defined leverage ratio of .60/1 and defined working capital exceeds $5,000,000.

                           WESTERN PLAINS ENERGY, LLC
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


In addition to these modifications, the interest rate on the term loan was reduced to an index of LIBOR plus 3.75% effective April 1, 2006

(9)  Commitments

Effective March 27, 2006, the Company entered into an employment contract with its new General Manager, Steven R. McNinch ("Employment Agreement"). The Employment Agreement provides for payment of annual salary to Mr. McNinch in the amount of $120,000 and certain other benefits, including a moving allowance. If the Employment Agreement is terminated without "cause" as defined therein, Mr. McNinch is entitled to severance pay equal to three months salary. The Employment Agreement continues until February 21, 2007, unless sooner terminated in accordance with its terms.

(10) Subsequent Events

The Company declared and paid a dividend to members of $1,400 per outstanding membership unit for a total of $5,712,000 in April 2006, based on the Company's performance during the second fiscal quarter. In May 2006, the Company made a voluntary additional principal payment of $3,120,000 on the term loan with AgCountry Farm Credit Services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

     The following narrative describes the financial condition of Western Plains Energy, L.L.C. ("we", "our" or the "Company") at March 31, 2006 and compares it to our financial condition at fiscal year end September 30, 2005. It also discusses our results of operations for the three and six month periods ended March 31, 2006 and compares those results to the comparable periods ended March 31, 2005. This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended September 30, 2005, including the audited financial statements and notes included therein.

     In view of the operating results reported in our annual report, we no longer qualify as a "small business issuer" for purposes of reporting with the Securities and Exchange Commission. Effective with the last quarterly report filed for the fiscal quarter ended December 31, 2005, we began reporting on Form 10-Q.

Results of Operations

     Overview. The following table highlights certain of our operating results for the three and six month periods ended March 31, 2006 and 2005:

                                                   Three months ended             Six months ended
                                                        March 31,                     March 31,
                                               -------------------------     -------------------------
                                                   2006          2005           2006           2005
                                               ------------   ----------     -----------   -----------
Revenue...................................     $ 22,383,201  $15,368,438     $43,272,637   $29,342,177
   Income from operations.................        7,753,159    3,869,637      13,533,052     5,009,832

   Other income (expense).................          (29,308)    (138,454)        (90,480)      771,062

        Net income........................        7,723,851    3,731,183      13,442,572     5,780,894

Comprehensive income......................        7,863,851    3,716,358      13,959,947     5,767,482

Net comprehensive income per unit.........     $      1,927  $       911     $     3,422   $     1,414

     Our operating results improved significantly for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 as well as for the six months ended March 31, 2006 compared to the six months ended March 31, 2005, primarily as a result of favorable ethanol prices prevailing during fiscal 2006. For the three months ended March 31, 2006, we reported net income of $7,723,851 on revenue of $22,383,201 as compared to net income of $3,731,183 on revenue of $15,368,438 for the same period in fiscal 2005. Gross profit for the three months ended March 31, 2006 was $9,650,850, compared to $5,819,068 for the same period in fiscal 2005. Gross profit was 43.1% of revenue for the three months ended March 31, 2006, as compared to 37.9% for the same period in fiscal 2005.

     For the six months ended March 31, 2006, we reported net income of $13,442,572 on revenue of $43,272,637 as compared to net income of $5,780,894 on revenue of $29,342,177 for the same period in fiscal 2005. The gross profit for the six months ended March 31, 2006 was $17,243,306 compared to $9,215,148 for the same period in fiscal 2005. Gross profit was 39.8% for the six months ended March 31, 2006, compared to 31.4% for the same period in fiscal 2005.

     Net income. Net income for the three months ended March 31, 2006 increased $3,992,668 or 107% from the comparable period of fiscal 2005. Net income for the six months ended March 31, 2006 increased $7,661,678 or 133% from the comparable period of fiscal 2005. We attribute this increase to the following factors:

     o An increased price per gallon received for ethanol of 19.3% for the first quarter and 28.4% for the second quarter of fiscal 2006 as compared to the first two quarters of fiscal 2005;

     o    Favorable grain prices during the first and second quarters of fiscal
          2006;

     o Increased production capacity resulting from our plant expansion during calendar 2005 and the addition of a new boiler during the second quarter of fiscal 2006; and

     o    A reduction in expenses during the first six months of fiscal 2006.

Due to a number of factors, discussed in further detail below, ethanol prices continued to increase during our second quarter of 2006. As a result, both operating income and net income for the second quarter of fiscal 2006 increased dramatically from the comparable period of fiscal 2005.

     Revenue. Revenue for the three months ended March 31, 2006 increased 45.6% from the comparable period of fiscal 2005. This increase is attributable to an increase in production commensurate with our plant expansion and higher market prices for ethanol. We sold 21.4% more ethanol in the second quarter of 2006 than the comparable period of 2005. The remainder of the increase in revenue is attributable to an increase in the price of ethanol and an increase in sales of distillers grains.

     Revenue for the six months ended March 31, 2006 increased 47.5% as compared to fiscal 2005. This increase is attributable to an increase in production commensurate with our plant expansion and higher market prices for ethanol. We sold 26.4% more for the six month period ended March 31, 2006 than the comparable period of 2005. The remainder of the increase in revenue is attributable to an increase in the price of ethanol and an increase in sales of distillers grains.

     Our plant expansion was placed on line in the second quarter of fiscal 2005. Accordingly, we will be unable to make a meaningful comparison of year-over-year revenue results until the third quarter of this fiscal year, when our production capacity will be generally consistent.

     We continued to enjoy very favorable ethanol prices during the second quarter of fiscal 2006. The average price that we received for our ethanol rose 24% in the second quarter and 22% for the six months ended March 31, 2006 as compared to the same periods last year. We believe the favorable prices result from higher gasoline prices, an increase in demand for ethanol resulting from the replacement of methyl tertiary butyl ether ("MTBE") with ethanol as a gasoline additive and other voluntary blending, and the growing recognition of ethanol as an alternative energy source. Based on these favorable market conditions, we expect ethanol pricing to remain strong through the end of our fiscal year. Historically, we, like other ethanol producers, have experienced a decline in ethanol prices during the spring and summer months, when mandatory blending ceases. Based on existing market conditions, however, we do not expect to experience as significant a decrease during calendar 2006 as we experienced in prior years. There can be no assurance that the price of ethanol will not significantly decrease due to factors beyond our control.

     In order to take advantage of what we perceive to be favorable ethanol prices which existed in the winter and spring of 2006, we have pre-sold a significant portion of our anticipated ethanol production for the balance of the fiscal year. Historically, we have sold our ethanol at a combination of spot and forward sales prices based on what we perceive to be prospective market conditions. For the remainder of fiscal 2006, we have weighted sales more toward forward sales. Based on forward sales and forward purchases of grain, and barring any unforeseen interruption in production or delivery, we expect our results of operations for the remainder of the year to be generally consistent with our results for the second quarter of fiscal 2006.

     Cost of Goods Sold. Our cost of goods sold as a percentage of revenue for the three months ended March 31, 2006 totaled 56.9%. This compares to cost of goods sold during the same period of fiscal 2005 of 62.1%.

     Our cost of goods sold as a percentage of revenue for the six months ended March 31, 2006 totaled 60.1% compared to cost of goods sold during the same period of fiscal 2005 of 68.6%.

     The decrease in cost of goods sold as a percentage of revenue during the first two quarters of fiscal 2006 is attributable to the following factors:

     o Grain prices for the first six months of fiscal 2006 were 4.2% lower than the first six months of fiscal 2005; and

     o Realized losses from grain hedging activities for the first six months of fiscal 2006 totaled $411,261 as compared to $1,115,827 for fiscal 2005.

Our grain contracts through the end of fiscal 2006 will reflect approximately an 18% increase in cost as compared to the average grain cost at March 31, 2006. This increase in cost is primarily due to a decrease in anticipated corn planting in 2006 as compared to 2005.

     Our contract for natural gas for the first six months of fiscal 2006 was roughly double what it was for 2005 due to storm-related price increases and seasonal demand. However, with the impact of Hurricane Katrina on U.S. gas production mitigating with the passage of time, as well as the seasonal increase in climatic temperature, natural gas prices have fallen in the second quarter of fiscal 2006. This, coupled with our hedging strategies, makes us more optimistic for the foreseeable future about the price of natural gas. During the first quarter of fiscal 2006, natural gas (net of hedging activities) represented approximately 20.5% of our cost of goods sold as compared to 10.5% for fiscal 2005. In the second quarter of fiscal 2006, this ratio declined slightly to 18.2% as compared to 12.8% for the second quarter of fiscal 2005. Energy hedge losses realized for the three and six month periods ended March 31, 2006 were $316,150 and $445,830, respectively, as compared to realized gains of $8,620 and $434,578 for the same periods of fiscal 2005.

     General and Administrative Expenses. General and administrative expenses increased 9.8% for the second quarter of fiscal 2006 compared to second quarter of fiscal 2005 while decreasing 8% for the six months ended March 31, 2006 from the comparable period of fiscal 2005. The net decrease for the six months is attributable to a decrease in insurance costs, office supplies and bank fees. Bank fees were reduced by $65,225, insurance costs decreased by $53,270 and office supplies decreased by $20,527.

     Depreciation. Depreciation during the three month period ended March 31, 2006 decreased 6.3%, from the comparable periods of fiscal 2005, reflecting the results of a cost segregation study on assets. Total depreciation expense for the three month period decreased 2.7% from comparable period of fiscal 2005. Depreciation during the six months ended March 31, 2006 decreased 10.0% from comparable periods of fiscal 2005, reflecting the results of a cost segregation study on assets. Overall, total depreciation expense for the six month period decreased 11.8%, from the comparable periods of fiscal 2005. As a result of this study, a greater portion of our assets have been assigned longer lives for depreciation purposes than previously estimated.

     Other Income (Expense). Total other expense decreased by $109,146 for the three month period ended March 31, 2006 compared to the same period of fiscal 2005. Total other income decreased by $861,542 for the six month period ended March 31, 2006 compared to the six month period ended March 31, 2005, which resulted in net other expenses of $90,480 for the period. The information below summarizes the significant increases (decreases) in items of other income and expense for the three and six month periods ending March 31, 2006 as compared to the same periods ending March 31, 2005:
                                             Increase (Decrease) for
                                            the Periods Ended March 31,
                                          2006 Compared to March 31, 2005
                                           ------------------------------
                                            3 Months         6 Months
                                           ------------     -------------
Income from grants and subsidies........   $   (43,014)     $ (1,022,157)
Interest Income.........................        12,204            33,009
Interest Expense........................      (193,955)         (328,949)
Other Expense...........................        53,999           201,343

     The most significant impact on other income or expense for the six month period ended March 31, 2006 was the decrease in grants and subsidies from programs such as the federal bioenergy program, which provides incentive payments for increased production of ethanol. We believe the decrease in payments during fiscal 2006, as compared to 2005, is due to the smaller incremental increase in our production this fiscal year as compared to the prior year. We believe the decrease in federal bioenergy program payments also is attributable to the significantly greater participation in the program by other ethanol producers, which thereby reduces the amount of revenue available to any single participant.

     The most significant impact on other income or expense for the second quarter of fiscal 2006 was the decrease in interest expense, which is attributable to the significant reduction in outstanding debt from the prior year. The increase in other expense during this quarter as compared to second quarter of fiscal 2005 is primarily due to minor improvements to our plant site.

     During the three months ended March 31, 2006, we reported $140,000, of unrealized gains on hedging contracts as compared to unrealized losses of $14,825 for the same period in fiscal 2005. This improved our comprehensive income for the fiscal 2006 periods.

     During the six months ended March 31, 2006, we reported $517,375, of unrealized gains on hedging contracts as compared to unrealized losses of $13,413 for the same periods in fiscal 2005. This improved our comprehensive income for the fiscal 2006 periods.

Liquidity and Capital Resources

     Overview. The following table highlights certain information relating to our liquidity and capital resources at March 31, 2006 and September 30, 2005:


                                                 March 31,    September 30,
                                                   2006            2005
                                               ------------   -------------
   Working Capital..........................   $ 6,182,978      $ 3,516,039
   Current Assets...........................     9,974,416        7,194,259
   Current Liabilities......................     3,791,438        3,678,220
   Long-term Debt...........................     1,454,000        4,480,000
   Members' Equity..........................    33,924,880       30,572,934

     Our working capital at March 31, 2006 increased 74.9% from year-end September 30, 2005. This increase is attributable to an increase in cash flow from operations, which in turn is attributable to higher prices received for ethanol and a larger sales volume achieved this fiscal year. Our operations continue to generate significant cash, providing more than sufficient resources for our investing and financing activities. Our current ratio, representing current assets divided by current liabilities, was 2.63:1 at March 31, 2006, compared to 1.96:1 at September 30, 2005.

     Working Capital. Current assets increased 38.6% from fiscal year end September 30, 2005 to March 31, 2006. The increase during the six months of fiscal 2006 is due to an increase in cash and accounts receivable. Current liabilities remained generally constant, increasing only 3.1% from fiscal year end September 30, 2005 to March 31, 2006.

     We maintain a line of credit to finance short-term working capital requirements. Subsequent to the 2005 fiscal year end, the amount of the line was reduced from $5 million to $4.5 million in accordance with our lending agreement. Notwithstanding this reduction, however, we believe we have sufficient liquidity and capital resources for the foreseeable future.

     Long-term debt, representing the remaining amounts borrowed to finance construction of our plant, decreased from $4.4 million to $1.4 million from fiscal year end to March 31, 2006. We believe our existing capital structure is adequate for the foreseeable future.

     Cash Flow. Cash generated from operating activities during the six months ended March 31, 2006 was $14,727,541, which was a 26% increase from the same period of fiscal 2005. The increase reflects our improved operating results, and specifically higher ethanol prices received during fiscal 2006.

     The amount of cash used in investing activities was reduced significantly during the six months ended March 31, 2006, compared to the same period of fiscal 2005, when we spent in excess of $4 million in expanding our plant. No similar investment has taken place during the first two quarters of this fiscal year.

     Cash used in financing activities increased significantly from the first six months of fiscal 2005 to the first six months of fiscal 2006. In both periods, we significantly reduced our notes payable. The largest increase was member distributions, which increased $7,752,000. Although not required to do so, the Board of Managers has declared cash distributions to members each fiscal quarter since the first quarter of fiscal 2005.

Forward-Looking Statements

     This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

     o Statements concerning the benefits that we expect will result from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

     o Statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention, based on present facts and assumptions and may change at any time and without notice based on changes in such facts or assumptions.

     A few of the uncertainties that could affect the accuracy of forward-looking statements, in addition to the specific "Risk Factors" identified in our Annual Report on Form 10-KSB and other filings with the SEC, include:

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes in the commodity prices of grain and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Interest Rate Risk

     We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note and a term note which bear variable interest rates. Specifically, we have $3,129,000 outstanding in variable-rate debt as of March 31, 2006.

     We have not entered into any hedging transactions in connection with our notes, although we may consider such an arrangement in the future if appropriate.

Commodity Price Risk

     We are also exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. For example, it is likely and we would generally expect that a 10% increase in the cash price of grain and natural gas would produce an increase in the fair value of our derivative instruments equal to approximately $52,664 based on our positions at March 31, 2006.

     The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of March 31, 2006, the fair value of our derivative instruments for grain is an asset in the amount of $526,643. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

     To manage our grain price risk, our hedging strategy is designed to establish a price ceiling and floor for our purchases. We have taken a net long position on our exchange traded futures and options contracts, which allows us to offset increases or decreases in the market price of grain. The upper limit of loss on our futures contracts is the difference between the contract price and the cash market price of corn and milo at the time of the execution of the contract. The upper limit of loss on our exchange traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.

     We estimate that our expected grain usage is approximately 16.6 million bushels per year for the production of 44.8 million gallons of ethanol. We have price protection for approximately 50% of our expected grain usage for fiscal year ended September 30, 2006 using CBOT futures and options and over the counter option contracts. As we move forward, additional protection may be necessary. As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. As we move forward, additional price protection may be required to solidify our margins into fiscal year 2007. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

     To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas. This purchase agreement fixes the price at which we purchase natural gas. We estimate that we have forward contracts in place for approximately 100% of our natural gas needs through September 2006, 50% for October through December 2006, and 25% for January through March 2007.

     At the time we purchased price protection for natural gas, the market was experiencing a great deal of price uncertainty. Due to this uncertainty, we purchased amounts of gas for most of the plant's needs and implemented derivative instruments on a portion of our requirements to allow us to benefit in the event natural gas prices declined. Energy sector prices have increased and natural gas, as a portion of the total energy market, has responded with higher prices to be cost competitive with its alternatives. In the future, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.

     A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of March 31, 2006 and March 31, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

                                    Effect of Hypothetical Adverse
    Period Ended       Fair Value       Change - Market Risk
    ---------------   -----------   ------------------------------
    March 31, 2006    $526,643               $ 52,664
    March 31, 2005    $346,063               $ 34,606


     The Company is also exposed to market risk from changes in ethanol prices. These price fluctuations are minimized in part by advanced contract pricing of our ethanol, which is designed to establish a price floor for our ethanol sales. Currently, the Company has entered into priced contracts for the entire amount of our anticipated ethanol production through the remainder of our fiscal year ending September 30, 2006, and a small portion of our anticipated production for the first quarter of fiscal 2007. The Company may continue to sell ethanol using advanced contract pricing into fiscal 2007 to attempt to further reduce the Company's risk related to price decreases. While this strategy minimizes the risk associated with downward price fluctuations of ethanol, it may also prevent us from realizing the full benefit of upward price movements. Although using priced contracts makes our revenue more predictable, the Company cannot predict the extent to which other factors such as inflation, government regulation or changing prices may affect our financial performance.


Item 4.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of March 31, 2006, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC.

     (b) No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of members on March 13, 2006. At the meeting, both of the nominees for election to the Board of Managers by the holders of the Class A Capital Units and the nominee for election to the Board of Managers by the holders of the Class B and Class C Capital Units were elected. The members also ratified the appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountant for the fiscal year ending September 30, 2006.

     Election results for the managers elected by the holders of the Class A Capital Units are as follows:

Name of Nominee                         Votes For     Votes Withheld
---------------                         ---------     --------------
Gary Johnson                               265              2
Richard Sterrett                           260              7

     Election results for the manager elected by the holders of the Class B and Class C Capital Units are as follows:

Name of Nominee                         Votes For     Votes Withheld
---------------                         ---------     --------------
Scott Foote                                1,069            0

     Election results for the ratification of appointment of independent accountants are as follows:

                                For            Against         Abstain
                                -----          -------         -------
Class A members                   251            6                8
Class B and C members           1,069            0                0


Item 6.  Exhibits

(a)  Exhibits

       31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jeff Torluemke.

       31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard Sterrett.

       32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeff Torluemke and Richard Sterrett.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              WESTERN PLAINS ENERGY, L.L.C.


                                              By:  /s/ Jeff Torluemke
                                                   -----------------------------
                                                   Jeff Torluemke
                                                   Chief Executive Officer



Date:  May 16, 2006                           By:  /s/ Richard Sterrett
                                                   -----------------------------
                                                   Richard Sterrett,
                                                   Principal Financial Officer