Form 10-Q
period 2006-06-30
WESTERN PLAINS ENERGY LLC
filed 2006-08-14
CIK 1161049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended:   June 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to _________

Commission file number    0-50714

Western Plains Energy, L.L.C.
(Exact name of registrant as specified in its charter)

Kansas	48-1247506
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

 3022 County Road 18, Oakley, Kansas 67748
(Address of principal executive offices)

(785) 672-8810
(Issuer's telephone number)

N/A
(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X[      No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and “large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
                                                       Large accelerated filer[ ]     Accelerated filer [ ]     Non-accelerated filer [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X ].

As of August 14, 2006, 2,286 Class A Capital Units, 1,744 Class B Capital Units and 50 Class C Capital Units of the registrant were outstanding.

WESTERN PLAINS ENERGY, L.L.C.

References in this report to agreements to which Western Plains Energy, L.L.C. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 and the exhibits listed therein.

PART I - FINANCIAL INFORMATION

Item 1.
WESTERN PLAINS ENERGY, L.L.C.
CONDENSED BALANCE SHEETS

	June 30, 2006	September 30, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$8,613,665	$1,245,903
Accounts receivable	6,349,667	3,590,867
Accounts receivable - members	12,317	--
Accounts receivable - government subsidies	910,756	490,872
Inventory	1,649,429	1,514,260
Prepaid expense	138,496	32,390
Available-for-sale securities	426,189	319,967
Total current assets	18,100,519	7,194,259

PROPERTY AND EQUIPMENT
Land	701,872	605,872
Land improvements	679,743	660,280
Manufacturing equipment	38,202,571	37,867,578
Buildings	1,429,128	1,399,943
Vehicles and portable equipment	316,424	182,158
Office equipment, furniture, fixtures	170,950	152,721
Other equipment	58,909	58,909
Grain handling equipment	108,359	82,473
Spare parts	205,014	41,988
Construction-in-progress	--	180,000
	41,872,970	41,231,922
Less: Accumulated depreciation	(14,439,470)	(10,278,090)
	27,433,500	30,953,832
OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Loan origination fees, net	272,498	297,779
Financing fees, net	182,400	187,449
Deposits	97,834	97,834
	32,552,732	32,583,062

TOTAL ASSETS	$78,086,751	$70,731,153

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.
CONDENSED BALANCE SHEETS
(continued)

	June 30, 2006	September 30, 2005
	(Unaudited)

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,245,854	$1,178,574
Accrued interest	7,304	6,058
Accrued expenses and liabilities	680,196	792,588
Current portion of long term debt	35,825	1,701,000
Total current liabilities	1,969,179	3,678,220

LONG TERM DEBT	45,650	4,480,000

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A Capital Units, 2,286 issued	10,910,140	10,910,140
Class B Capital Units, 1,744 issued	8,640,895	8,640,895
Class C Capital Units, 50 issued	250,000	250,000
Membership distributions	(24,928,800)	(8,608,800)
Accumulated comprehensive income (loss)	(30,825)	(31,812)
Retained earnings	49,230,512	19,412,510
Total members' equity	44,071,922	30,572,933

TOTAL LIABILITIES AND MEMBERS' EQUITY	$78,086,751	$70,731,153

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		NINE MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
REVENUE	$31,467,495	$15,486,280	$74,740,132	$44,828,457
COST OF SALES	14,137,030	11,153,854	40,166,361	31,280,883
GROSS PROFIT	17,330,465	4,332,426	34,573,771	13,547,574

EXPENSES
General and administrative expenses	425,605	374,134	1,305,134	1,329,934
Depreciation expense	1,413,888	1,421,667	4,224,393	4,653,137
Amortization expense	10,110	12,849	30,330	30,895
Total expenses	1,849,603	1,808,650	5,559,857	6,013,966

Income from operations	15,480,862	2,523,776	29,013,914	7,533,608

Other income (expense)
Interest expense	(37,992)	(227,371)	(234,655)	(752,982)
Interest from Industrial Development Revenue Bonds	280,000	280,000	840,000	840,000
Plant lease expense	(280,000)	(280,000)	(840,000)	(840,000)
Grants and subsidy income	894,163	431,936	1,099,545	1,659,475
Interest income	33,349	14,773	74,871	23,286
Other income (expense)	5,049	24,001	(135,673)	84,622

Total other income (expense)	894,569	243,339	804,088	1,014,401

NET INCOME	16,375,431	2,767,115	29,818,002	8,548,009

Other comprehensive income
Unrealized gain (loss) on grain hedging contracts	(516,387)	217,600	988	204,188

COMPREHENSIVE INCOME	$15,859,044	$2,984,715	$29,818,990	$8,752,197

NET INCOME PER UNIT BASIC AND DILUTED	$4,013.59	$678.21	$7,308.33	$2,095.10

WEIGHTED AVERAGE UNITS OUTSTANDING BASIC AND DILUTED	4,080	4,080	4,080	4,080

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

OPERATING ACTIVITIES
Net income	$29,818,002	$8,548,009
Depreciation expense	4,224,393	4,653,137
Amortization expense	30,330	30,895
Conversion of unrealized losses on grain hedging contracts to realized loss	988	827,114
Changes in assets and liabilities
Accounts receivable	(2,758,800)	(1,605,148)
Accounts receivable - government subsidies	(419,884)	2,051,735
Accounts receivable - members	(12,317)	--
Inventory	(135,169)	(247,250)
Prepaid expenses	(106,105)	(74,957)
Accounts payable and accrued expenses	(45,113)	1,054,676
Accrued interest	1,245	385,940
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,597,566	15,581,379

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(704,057)	(4,460,400)
Purchase or liquidation of available for sale securities, net	(106,222)	55,944
NET CASH (USED IN) INVESTING ACTIVITIES	(810,279)	(4,404,456)

FINANCING ACTIVITIES
Distributions to members	(16,320,000)	(6,528,000)
Proceeds from notes payable	80,475	687,500
Repayment of notes payable	(6,180,000)	(3,037,500)
NET CASH (USED IN) FINANCING ACTIVITIES	(22,419,525)	(8,878,000)

NET INCREASE IN CASH	7,367,762	2,298,923

CASH - BEGINNING OF PERIOD	1,245,903	3,243,021

CASH - END OF PERIOD	$8,613,665	$5,541,944

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  For further information, refer to the financial statements of the Company as of September 30, 2005, including notes thereto, included in the Company’s Form 10-KSB.

Certain amounts from the June 30, 2005 financial statements have been reclassified to conform to current period presentation.

(2)        Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.  Inventory consists principally of raw material, work-in-process and finished goods.

Raw materials	$663,856
Work-in-process	671,831
Finished goods	313,742
$1,649,429

(3)        Investments

Commodities trading accounts - futures and options contracts

The Company attempts to minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts to minimize net positions in these contracts.  The Company accounts for changes in market value on exchange-traded futures and option contracts at exchange values and account for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area where the plant is located.  Changes in the market value of all these contracts are recognized in operations as a component of cost of revenues.  During the nine month period ended June 30, 2006, the Company charged $780,008 to operations relating to margin calls in grain and energy futures contracts which are included in the cost of sales. The unrealized gain for the nine months ended June 30, 2006, in open contracts of $988 is included as comprehensive income.

(4)        Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is

WESTERN PLAINS ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
directly offset by the lease payments on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest income amounts since they offset; they are recorded however for accounting purposes.  Both the bond and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the nine months ended June 30, 2006 was $840,000.  This amount is equal to the lease expense of the plant.

(5)        Related Party Transactions

During the period ended June 30, 2006, ICM, Inc., the general contractor for the plant and an entity controlled by a former member of the board of managers, submitted pay applications totaling $343,630 in connection with replacement of certain parts and repairs of the ethanol plant, and premium for a safety and loss program.  During the same period, ICM received payments relating to these items of $326,488.

(6)        Distribution to Members

During the nine months ended June 30, 2006, the Company made cash distributions to its members aggregating $16,320,000 in accordance with the terms of its Operating Agreement.

(7)       Land Acquisition

On December 22, 2005, the Company purchased for $96,000, 80 acres of land adjacent to land currently owned which included 95 acre feet water rights and assumption of a railroad lease with Union Pacific Railroad. The terms of the purchase agreement were a $24,000 down payment and three equal annual payments of $24,000 payable January 2006, 2007, and 2008, with interest accruing at the rate of 6% per annum commencing January 31, 2006. The down payment of $24,000 was paid December 22, 2005, and the first installment of $24,000 was paid January 26, 2006.

(8) Financing

On March 27, 2006, AgCountry Farm Credit Services and the Company executed the third amendment to the Credit Agreement dated July 29, 2003. The following modifications were made:

1.
To suspend all “additional payments” as defined in Section 2.10 of the Credit Agreement dated July 29, 2003, which required quarterly payments equal to 40% of the Free Cash Flow, as that term is defined in the Credit Agreement, for said quarter not to exceed $ 2 million, until further notice by lender.

2.	To allow for dividends up to 75% of net income with distributions up to 100% of net income when the borrower maintains a defined leverage ratio of .60/1 and defined working capital exceeds $5,000,000.

In addition to these modifications, the interest rate on the term loan was reduced to an index of LIBOR plus 3.75% effective April 1, 2006.

(9) Subsequent Events

The Company declared and paid a dividend to members of $3,000 per outstanding membership unit totalling $12,240,000 in July 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following narrative describes the financial condition of Western Plains Energy, L.L.C. (“we” or the “Company”) at June 30, 2006 and compares it to our financial condition at fiscal year end September 30, 2005. It also discusses our results of operations for the three and nine month periods ended June 30, 2006 and compares those results to the comparable periods ended June 30, 2005. This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended September 30, 2005, including the audited financial statements and notes included therein.

In view of the operating results reported in our annual report, we no longer qualify as a "small business issuer" for purposes of reporting with the Securities and Exchange Commission. Effective with the quarterly report filed for the fiscal quarter ended December 31, 2005, we have begun reporting on Form 10-Q.

Results of Operations

Overview. The following table highlights certain of our operating results for the three and nine month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Revenue	$31,467,495	$15,486,280	$74,740,132	$44,828,457
Income from operations	15,480,862	2,523,776	29,013,914	7,533,608
Other income (expense)	894,569	243,339	804,088	1,014,401
Net income	16,375,431	2,767,115	29,818,002	8,548,009
Comprehensive income	15,859,044	2,984,715	29,818,989	8,752,197
Net income per unit	4,014	678	7,308	2,095

             Our operating results improved dramatically for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 as well as nine months ended June 30, 2006 compared to the nine months ended June 30, 2005, primarily as a result of favorable ethanol prices prevailing during fiscal 2006, as well as improved production efficiencies. For the three months ended June 30, 2006, we reported net income of $16,375,431 and revenue of $31,467,495 compared to net income of $2,767,115 and revenue of $15,486,280 for the same period in fiscal 2005. Gross profit for the three months ended June 30, 2006 was $17,330,465 compared to $4,332,426 for the same period in fiscal 2005. Gross profit was 55.1% of revenue for the three months ended June 30, 2006, as compared to 28.0% for the same period in fiscal 2005.

             For the nine months ended June 30, 2006, we reported net income of $29,818,002 and revenue of $74,740,132 compared to net income of $8,548,009 and revenue of $44,828,457 for the same period in fiscal 2005. The gross profit for the nine months ended June 30, 2006 was $34,573,771 compared to $13,547,574 for the same period in fiscal 2005. Gross profit was 46.3% of revenue for the nine months ended June 30, 2006, compared to 30.2% for the same period in fiscal 2005.

Net income. Net income for the three months ended June 30, 2006 increased $13,608,316 or 491.8% from the comparable period of fiscal 2005. Net income for the nine months ended June 30, 2006 increased $21,269,993 or 248.8% from the comparable period of fiscal 2005. We attribute this increase to the following factors:

•	An increased price per gallon received for ethanol of 87.4% for the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005;

•	Favorable grain prices during the first three quarters of fiscal 2006;

•	Increased production capacity resulting from our plant expansion during calendar 2005 as well as addition of a new boiler in the second quarter of fiscal 2006; and

•	A reduction in expenses during the first three quarters of fiscal 2006.

Due to a number of factors, including the higher price of petroleum gasoline and ethanol replacing methyl tertiary butyl ether (“MTBE”) as a gas additive, increasing the demand for ethanol, ethanol prices continued to increase during our third quarter of 2006. As a result, both operating income and net income for the third quarter of fiscal 2006 increased dramatically from the comparable period of fiscal 2005.

      Revenue. Revenue for the three months ended June 30, 2006 increased 103.2% from the comparable period of fiscal 2005. This increase is attributable to an increase in production commensurate with our plant expansion and higher market prices for ethanol. We sold 18.4% more ethanol in the third quarter of 2006 than the comparable period of 2005. The remainder of the increase in revenue is attributable to an increase in the price of ethanol and an increase in sales of distillers grains.

      Revenue for the nine months ended June 30, 2006 increased 66.7% compared to the same period of fiscal 2005. This increase is attributable to an increase in production commensurate with out plant expansion and higher market prices for ethanol. We sold 23.4% more for the nine month period ended June 30, 2006 than the comparable period of 2005. The remainder of the increase in revenue is attributable to an increase in price of ethanol and an increase in sales of distillers grains.

We continued to enjoy very favorable ethanol prices during the third quarter of fiscal 2006. The average price that we received for our ethanol rose 31.9% for the three months and 45.0% for the nine months ended June 30, 2006 as compared to the same periods of fiscal 2005. We believe the favorable prices resulted from the increased demand for ethanol as a replacement for MTBE and the increased price of petroleum gasoline. Based on these favorable market conditions and the fact that over 75% of our ethanol to be produced in the fourth fiscal quarter 2006 is price protected, we expect revenue generated from sales of ethanol to remain strong through the end of our fiscal year. During August and September 2006, a significant portion of our fiscal 2007 ethanol production will be contracted. There can be no assurance that the price of ethanol will not significantly decrease due to factors beyond our control.

In order to take advantage of what we perceive to be favorable ethanol prices which existed in the winter and spring of 2006, we have pre-sold a significant portion of our anticipated ethanol production for the balance of the fiscal year. Historically, we have sold our ethanol at a combination of spot and forward sales prices based on what we perceive to be prospective market conditions. For the remainder of fiscal 2006, we have weighted sales more toward forward sales. Based on forward sales and forward purchases of grain, and barring any unforeseen interruption in production or delivery, we expect our results of operations for the remainder of the year to be generally consistent with our results for the third fiscal quarter of 2006.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenue for the three months ended June 30, 2006 totaled 44.9%. This compares to cost of goods sold during the same period of fiscal

2005 of 72.0%.  Our cost of goods sold as a percentage of revenue for the nine months ended June 30, 2006 totaled 46.3% compared to cost of goods sold during the same period of fiscal 2005 of 69.8%. This improvement was realized in spite of a scheduled maintenance shut-down for the plant which occurred in June 2006 but did not occur in the related period of fiscal 2005.

The decrease in cost of goods sold as a percentage of revenue during the first three quarters of fiscal 2006 is attributable to the following factors:

•	Prices received for ethanol and production increased significantly in fiscal 2006 as compared to fiscal 2005; and

•	The cost of grain, net of hedge activities, for the first nine months of fiscal 2006 were 5.5% lower than the first nine months of fiscal 2005.

       Our contract for natural gas for the first nine months of fiscal 2006 was roughly double what it was for 2005 due to hurricane-related price increases and seasonal demand. However, with the impact of Hurricane Katrina on U.S. gas production mitigating with the passage of time, as well as the seasonal increase in climatic temperature, natural gas prices have fallen in the third quarter of fiscal 2006. This, coupled with our hedging strategies, makes us more optimistic for the foreseeable future about the price of natural gas. During the first quarter fiscal 2006, natural gas (net of hedging activities) represented approximately 20.5% of our cost of goods sold as compared to 10.5% for fiscal 2005. In the second quarter of fiscal 2006, this ratio declined slightly as natural gas was approximately 18.2% of our cost of goods sold compared to 12.8% for the same period of fiscal 2005. In the third quarter of fiscal 2006, this ratio decreased further to 13.6% compared to 15.9% for third quarter fiscal 2005. Energy hedge losses realized for the three month period ended June 30, 2006 were $278,340 compared to no gain or loss during the same period of fiscal 2005. Energy hedge losses realized for the nine month period ended June 30, 2006 were $724,170 compared to realized gains of $443,198 for the same period of fiscal 2005.

General and Administrative Expenses. General and administrative expenses for the third quarter of fiscal 2006 increased 13.8% compared to the third quarter of fiscal 2005 while decreasing 1.9% overall for the nine months ended June 30, 2006 compared to the same period of fiscal 2005. The increase for the three months ended June 30, 2006 is attributable to an increase in the cost of insurance, advertising expenses, director expenses, and the reimbursement of moving expenses for the general manager.

Insurance expense increased by $89,441 primarily as the result of increasing the loss limits for property and production interruption insurance. Advertising expense increased by $58,559, mainly due to the payment of membership dues for the Company to the Ethanol Promotion and Information Council (“EPIC”), which was founded in July 2005. Director expenses increased by $7,482 compared to the same period of fiscal 2005. Additionally, we reimbursed $10,097 of moving expenses incurred by our new general manager.

Depreciation. Depreciation during the three month period ended June 30, 2006 decreased 0.5% from the comparable period of fiscal 2005. Depreciation during the nine month period ended June 30, 2006 decreased 9.2% from the comparable period of fiscal 2005, reflecting the results of a cost segregation study on assets. As a result of the study, a greater portion of our assets have been assigned longer lives for depreciation purposes than previously estimated.

Other Income (Expense). Total other income increased $651,230 for the three months ended June 30, 2006 compared to the same period of fiscal 2005. Total other income decreased $210,313 for the nine months ended June 30, 2006 compared to the nine month period ended June 30, 2005, which resulted in net other income of $804,088 for the period. The information below summarizes the significant increases

(decreases) in items of other income and expense for the three and nine months ended June 30, 2006 as compared to the same periods ending June 30, 2005:

	Increase (Decrease) for the Periods Ended June 30, 2006 Compared to June 30, 2005
	3 Months	9 Months
Income from grants and subsidies	$462,227	$(559,930)
Interest Income	18,576	51,585
Interest Expense	(189,379)	(518,327)
Other Expense	(18,952)	(220,295)

The most significant impact on other income for the nine month period ended June 30, 2006 was the decrease in grants and subsidies from programs such as the federal bioenergy program, which provides incentive payments for increased production of ethanol. We believe the decrease in payments during fiscal 2006 as compared to fiscal 2005, is due to the smaller incremental increase in our production this fiscal year compared to the prior year. We believe the decrease in federal bioenergy program payments is also attributable to the significantly greater participation in the program by other ethanol producers, which thereby reduces the amount of revenue available to any single participant. The federal bioenergy program terminated June 30, 2006. The increase in grant and subsidy income for the three months ended June 30, 2006 over the same period of fiscal 2005 is due to the Company qualifying for the Kansas State Alcohol Production Program. We recorded income of $880,327 as a result of our participation in this program.

      The most significant impact on other expenses for the nine months ended June 30, 2006 was the decrease in interest expense, which is attributable to the significant reduction in outstanding debt from the prior year. The increase in other expenses for the three and nine months ended June 30, 2006 as compared to the same periods of fiscal 2005 is primarily due to minor improvements to our plant site.

During the three months ended June 30, 2006, we reported $516,387 of unrealized losses on hedging contracts as compared to unrealized gains of $217,600 for the same period in fiscal 2005. The unrealized loss decreased our comprehensive income for the third quarter fiscal 2006.

During the nine months ended June 30, 2006, we reported $988 of unrealized gains on hedging contracts as compared to unrealized gains of $204,188 for the same period of fiscal 2005. This unrealized gain slightly increased our comprehensive income during the first three quarters of fiscal 2006.

Liquidity and Capital Resources

Overview.  The following table highlights certain information relating to our liquidity and capital resources at June 30, 2006 and September 30, 2005:

	June 30, 2006	September 30, 2005
Working Capital	$16,131,340	$3,516,039
Current Assets	18,100,518	7,194,259
Current Liabilities	1,969,179	3,678,220
Long-term Debt	45,650	4,480,000
Members’ Equity	44,071,922	30,572,933

      Our working capital at June 30, 2006 increased 358.8% from year-end September 30, 2005. This increase is attributable to an increase in cash flow from operations, which is in turn attributable to higher prices received for ethanol and a larger sales volume achieved this fiscal year. Our operations continue to generate significant cash, providing more than sufficient resources for our investing and financing activities. Our current ratio, representing current assets divided by current liabilities, was 9.19: 1 at June 30, 2006 compared to 1.96: 1 at September 30, 2005.

Working Capital. Current assets increased 151.6% from fiscal year end September 30, 2005 to June 30, 2006. The increase during the nine months of fiscal 2006 is due to an increase in cash and accounts receivable. Current liabilities decreased 46.5% from fiscal year end September 30, 2005 to June 30, 2006. This decrease in the third fiscal quarter reflects the reduction of the note payable to our primary lender and a related reduction in accrued interest on the note. Subsequent to June 30, 2006, the Board of Directors declared a dividend of $3,000 per unit for a total of $12,240,000, which was paid to the members on July 20, 2006. This payment substantially reduced our working capital; however, we believe we have sufficient liquidity and capital resources for the foreseeable future. We maintain a line of credit to finance short-term working capital requirements. Following completion of the 2005 fiscal year, the amount of the line was reduced from $5 million to $4.5 million in accordance with our lending agreement. The portion of long-term debt representing the amount borrowed to finance construction of our plant was paid in full at June 30, 2006. The remaining long-term debt at June 30, 2006 represents the long-term portion of notes payable for purchase of a tract of land and a vehicle. We believe our existing capital structure is adequate for the foreseeable future.

Cash Flow. Cash generated from operating activities during the nine months ended June 30, 2006 was $30,597,566, which was a 96.4% increase from the same period fiscal 2005. The increase reflects our improved operating results, and higher ethanol prices received during fiscal 2006.

The amount of cash used in investing activities was reduced significantly during the nine months ended June 30, 2006, compared to the same period of fiscal 2005, when we spent in excess of $4.4 million in expanding our plant. Purchases of plant improvements, equipment, land and vehicles totaled $704,057 during the first three quarters of this fiscal year.

Cash used in financing activities increased significantly from the first nine months of fiscal 2005 to the first nine months of fiscal 2006. In both periods, we made significant reductions in our notes payable. The most notable increase resulted from cash distributions to our members, which increased $9,792,000 compared to the same period of fiscal 2005. Although not required to do so, the Board has declared cash distributions to members each fiscal quarter since the first quarter of fiscal 2005.

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

- Statements concerning the benefits that we expect will result from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

- Statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this report or incorporated by reference in this report.

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

A few of the uncertainties that could affect the accuracy of forward-looking statements, in addition to the specific “Risk Factors” identified in this report and our Annual Report on Form 10-KSB, include:

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears a variable interest rate. At June 30, 2006 there was no outstanding balance on this note, although we may utilize these funds in the future.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. For example, it is likely and we would generally expect that a 10% increase in the cash price of grain and natural gas would produce an increase in the fair value of our derivative instruments equal to approximately $42,619 based on our positions at June 30, 2006.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of June 30, 2006, the fair value of our derivative instruments for grain is an asset in the amount of $426,189.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected grain usage is approximately 16.6 million bushels per year for the production of 44.8 million gallons of ethanol.  We have price protection for approximately 95% of our expected grain usage for fiscal year ended September 30, 2006 using CBOT futures and options and over the counter option contracts.  As we move forward, additional protection may be necessary.  As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2007.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 100% of our natural gas needs through September, 2006, 70% for October through December 2006, and 30% for January through March 2007. We expect to firm-up additional fiscal 2007 contracts for gas during August 2006 which is historically the annual low for pricing.

At the time we purchased price protection for natural gas, the market was experiencing a great deal of price uncertainty.  Due to this uncertainty, we purchased amounts of gas for most of the plant’s needs and implemented derivative instruments on a portion of our requirements to allow us to benefit in the event natural gas prices declined.  Energy sector prices have increased and natural gas, as a portion of the total energy market, has responded with higher prices to be cost competitive with its alternatives. In the future, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of June 30, 2006 and June 30, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change - Market Risk
June 30, 2006	$426,189	$ 4,619
June 30, 2005	$372,861	$37,186

      We are also exposed to market risk from changes in ethanol prices. These price fluctuations are minimized in part by advanced contract pricing of our ethanol, which is designed to establish a price floor for our ethanol sales. Currently, the Company has entered into priced contracts for the entire amount of our anticipated ethanol production through the remainder of our fiscal year ending September 30, 2006, and a small portion of our anticipated production for the first quarter of fiscal 2007. We will continue to advance contract for ethanol sales during August and September of 2006 and into fiscal 2007 to attempt to further reduce the Company’s risk related to price decreases. While this strategy minimizes the risk associated with downward price fluctuations of ethanol, it may also prevent us from realizing the full benefit of upward price movements. Although using priced contracts makes our revenue more predictable, we cannot predict the extent to which other factors such as inflation, government regulation or changing prices may affect our financial performance.

Item 4. Controls and Procedures

(a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 30, 2006, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective to: (i) ensure that information required to be disclosed by us in the reports that we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure.

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

WESTERN PLAINS ENERGY, L.L.C.
Date: August 14, 2006	By:	/s/ Jeff Torluemke
Jeff Torluemke
Chief Executive Officer

Date: August 14, 2006	By:	/s/ Richard Sterrett
Richard Sterrett
Principal Financial Officer