Form 10-K
period 2006-09-30
WESTERN PLAINS ENERGY LLC
filed 2006-12-29
CIK 1161049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_______________

Commission file number: 0-50714

Western Plains Energy, L.L.C.
(Exact name of registrant as specified in its charter)

Kansas	48-1247506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3022 County Road 18, Oakley, Kansas 67748
(Address of principal executive offices)

Registrant’s telephone number, including area code: (785) 672-8810

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Capital Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the capital units held by non-affiliates of the registrant as of September 30, 2006, was $27,468,000, computed by reference to the price at which membership units were last sold. There is no established public trading market for our securities.

As of December 29, 2006, 2,286 Class A Capital Units, 1,744 Class B Capital Units and 50 Class C Capital Units of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Additional Information

Descriptions in this report are qualified by reference to the contents of any contract, agreement or other document described herein and are not necessarily complete. Reference is made to each such contract, agreement or document as an exhibit to this report, or incorporated by reference as permitted by regulations of the Securities and Exchange Commission. For more information regarding these documents, see the section titled “Item 13. Exhibits” in this report.

Special Note Regarding Forward-Looking Statements

Please see the note under "Item 6. Management's Discussion and Analysis or Plan of Operation," for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

Item 1. Business

Overview

Our business focuses on the production and sale of ethanol and its co-products. Ethanol is a type of alcohol which in the U.S. is typically produced from corn. Ethanol is primarily used as a blend component for gasoline, and is typically added by refiners or distributors to increase octane and reduce tailpipe emissions from vehicles. The ethanol industry has grown significantly over the past few years, increasing production capacity in the U.S. by approximately 88% between 2002 and 2006. We believe ethanol production will continue to grow as a result of many factors, some of which are its favorable production economics relative to gasoline, a shortage of domestic petroleum refining capacity, its clean-burning characteristics and federally mandated renewable fuel usage. We also believe that E85 (see “Our Products and Their Markets,” below) will also become increasingly important over time as an alternative to unleaded gasoline.

We produce fuel grade ethanol by processing corn and milo utilizing what’s known as “dry-milling” technology. The grain is received by semitrailer truck, weighed and cleaned of rocks and debris before it is conveyed to one of two concrete storage silos. The grain is then transported to a hammer mill or grinder where it is ground into flour and conveyed into a slurry tank for processing. We add water, heat and enzymes to break the ground grain into a mash. The mash is heat sterilized and pumped into a tank where other enzymes are added to convert the starches into glucose sugars. Next, the mash is pumped into one of four fermenters, where yeast is added to begin a 48 to 50 hour batch fermentation process. A distillation process vaporizes the alcohol from the mash. The alcohol is further dried in a rectifier and molecular sieve. The resulting 200 proof-alcohol is then pumped to shift tanks and blended to achieve a mixture consisting of approximately 95% ethanol and 5% gasoline as it is pumped into denatured ethanol storage tanks.

Grain mash exiting the distillation process is pumped into one of several centrifuges. Water from the centrifuges, called thin stillage, is condensed into a thicker syrup called condensed solubles. The solids that exit the centrifuge are called distillers wet grains (“WDGS”). A portion of these distillers wet grains are sold in that form and a portion are subsequently dried and mixed with condensed solubles to produce distillers grains with solubles, which may be used as animal feed and are known as distillers dry grains (“DDGS”). See "Our Products and Their Markets," below. During fiscal year 2006, we produced 45.9 million gallons of fuel grade ethanol and 3.6 million and 385,197 tons of WDGS and DDGS, respectively.

History

We were organized as a Kansas limited liability company in 2001. We constructed our facility, located in western Kansas, during 2003 and began production of ethanol in January 2004. Our historic nameplate production was 30 million gallons of ethanol per year. During fiscal year 2005, we completed construction on an expansion of our facility to give us nameplate capacity of 40 million gallons of ethanol per year.

Recent Developments

In October 2006, we acquired a grain storage facility on an adjacent property. In addition to purchasing this grain storage facility, we are currently constructing two new grain storage bins and hammer mills on our property which will increase our grain storage capacity by 567% if all additional storage space is utilized. It is anticipated that construction of the new storage facilities will be completed by spring or summer of 2007. We believe the increase in storage capacity will allow us to more efficiently operate our ethanol plant. The risk of production interruption due to an inability to receive new shipments of grain is lessened. We will also benefit by having increased flexibility in when we make grain purchases as a result of being able to time purchases farther in advance of anticipated need for production.

In June 2006, we paid off our term loan with our lender, AgCountry Farm Credit Services, FLCA (“AgCountry”). We maintain a revolving line of credit with AgCountry. On October 1, 2006, pursuant to our lending agreement, the amount of credit available was reduced to $4 million and the interest rate decreased to LIBOR plus 2.5%, however we currently do not have an outstanding balance. The revolving line of credit is subject to the terms of our credit agreement with AgCountry dated July 2003, as amended (“Credit Agreement”), which includes a minimum working capital requirement and a defined leverage ratio. See “Item 7. Management’s Discussion and Analysis” for additional information related to our indebtedness.

In December 2005, we purchased 80 acres of land adjacent to our property, which included 95 acre feet of water rights. The well on this property was converted from agricultural use to industrial use and during fiscal 2006 we completed improvements on the land necessary for piping the water from the well to our ethanol plant. This water supplements the source that we have used historically for our ethanol production.

The ethanol industry underwent some demographic changes during the last fiscal year. In addition to dramatic growth in the number of operating and proposed ethanol plants which are locally owned and operated, the industry also began to experience a trend toward consolidation. A few large ethanol producers began expanding their businesses by constructing or acquiring additional ethanol plants in new markets, developing their own marketing and resale services and changing their organizational form to a corporate structure to allow their equity to be publicly traded on national securities exchanges. Some examples of these companies are VeraSun Energy Corporation, Aventine Renewable Energy Holdings, Inc. and US BioEnergy Corporation.

In keeping with this trend, potential buyers approached our management during fiscal 2006 in an effort to acquire our plant. While we entertained discussions with all interested groups, as of the date of this report we have not entered into a definitive agreement for any sale or other transaction. It is our expectation that this trend toward consolidation in the industry will continue in the foreseeable future as the industry matures.

Our Products and Their Markets

Ethanol. We produce ethanol to be used as a fuel component that serves as:

• An octane enhancer in fuels;
• An oxygenated fuel additive that can reduce carbon monoxide vehicle emissions; and
• A non-petroleum-based gasoline extender.

Ethanol in its primary form is mostly used for blending with unleaded gasoline and other fuel products. The implementation of the federal Clean Air Act has made ethanol fuels an important domestic renewable fuel additive. According to the American Coalition for Ethanol (“ACE”), approximately one-third of all gasoline sold in the U.S. is blended with ethanol. Most of the ethanol is blended as E10, a mixture of 10% ethanol and 90% petroleum gasoline. This fuel is covered by warranty for use in all makes and models of vehicles. Some ethanol is blended as E85, a mixture of 85% ethanol and 15% gasoline. This mixture is used in flexible fuel vehicles (“FFVs”). Used as a fuel oxygenate, ethanol provides a means to reduce carbon monoxide vehicle emissions.

The principal purchasers of ethanol are generally the refined and wholesale gasoline marketer or blender. The principal end markets for our ethanol are petroleum terminals on the east and west coasts of the United States. During the 2006 fiscal year, 89% of our net revenue was derived from the sale of ethanol, and we expect the sale of ethanol to comprise a substantial majority of our revenue in the future. The remainder of our revenue is derived from the sale of distillers grains, discussed in more detail below.

Distillers Grains. A principal co-product of the ethanol production process is distillers grains, which is a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. By using the dry-milling ethanol production process with a dryer system that can produce two moisture levels, we are able to produce both WDGS and DDGS. WDGS are processed grain mash and condensed solubles that contain approximately 65% moisture. It has a shelf life slightly longer than three days and is sold to nearby markets. DDGS are mash that has been dried to 10% moisture. It has an almost indefinite shelf life and is sold and shipped via truck or railcar to many markets regardless of their vicinity to our ethanol plant. During the 2006 fiscal year, approximately 11% of our net revenue was derived from the sale of distillers grains, and we expect the sale of distillers grains to continue to comprise a minority of our revenue in the future when compared to our revenue from ethanol.

Raw Materials

Corn and Milo Procurement. During the 2006 fiscal year, we used approximately 16.3 million bushels of corn and milo to produce ethanol. We obtained a majority of this grain from producers in western Kansas, where our plant is located. According to the Kansas Agricultural Statistic Service, approximately 90.4 million bushels of corn for grain were produced in the northwest and west central portions of Kansas in calendar 2005. We believe that grain producers in proximity to our plant will produce sufficient grain for our needs for the foreseeable future. In the event such producers are unable to deliver our requirements, we believe an adequate supply is available from producers in other states, such as Nebraska and Colorado.

Under the terms of our operating agreement, the holders of our Class A membership units are entitled to a freight allowance for grain sold to us or distillers grains acquired from us. During the 2006 fiscal year, our Board of Managers approved a freight allowance for grain delivered pursuant to this arrangement. The allowance during the fiscal year was insignificant.

We enter into hedging transactions in an effort to stabilize the price that we pay for such grain. Hedging involves the acquisition of option and futures contracts, designed as hedges of specific volumes of grain expected to be used in our production process. We also use derivative financial instruments to manage the exposure to price risk related to grain purchases. At September 30, 2006, we had open long and short positions in option contracts, which positions were recorded in our financial statements at fair value. As a result, we recorded $95,293 of unrealized losses in accumulated comprehensive losses at September 30, 2006 with respect to option and future contracts.

We anticipate that our increased storage capacity will assist us in reducing our risk from price fluctuations for grain in the future. By increasing our storage capacity, we have greater flexibility in determining when we purchase grain. To the extent we can purchase and store large amounts of grain in advance of our needs, it will reduce price volatility and the adverse impact of increases in grain prices.

The price and availability of corn and milo are subject to significant fluctuations depending upon a number of factors which affect grain commodity prices in general, including crop conditions, pestilence, weather, supply and demand, government programs and foreign purchases. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain through adjustments and prices charged for their ethanol. Therefore, any increase in the cost of grain or transportation expenses would adversely affect our business.

Drought and other environmental occurrences could adversely effect the production and availability of corn, milo and other grain products in the future. Because of its relative aridity, the western United States is more susceptible to drought than certain other areas of the country. The drought experienced in the western United States during 2002 was partially mitigated between 2003 and 2006, but there is no assurance that the conditions during 2002 will not repeat. In that event, we anticipate that our grain requirements could be satisfied from other parts of the country, although transportation costs would be significantly higher.

An increase in the number of ethanol plants in our geographic region may also adversely affect the availability of corn, milo and other grain products to us in the future. According to the Renewable Fuels Association (“RFA”), between January 2002 and December 2006, the number of ethanol plants currently producing fuel grade ethanol in the U.S. increased from 61 to 97 and an additional 33 ethanol plants are currently under construction. Some of these plants are located in Kansas, eastern Colorado and southwestern Nebraska and they may compete with us for procurement of local grain. On a national level, the emergence of new ethanol plants will increase competition with us for our grain requirements that we may be forced to satisfy from other parts of the country.

All of the corn and milo we purchase is tested and must meet high quality control standards to ensure the efficient operation and quality production of our plant. We use the United States Department of Agriculture's grade requirements for U.S. Number Two Corn and U.S. Number Two Grain Sorghum. From time to time, we also accept grain that does not meet the criteria for U.S. Number Two Corn or U.S. Number Two Grain Sorghum or is otherwise substandard. When we do, we discount the price or make other allowances to account for the lesser grade quality or condition at delivery.

Other Raw Materials. The other critical raw materials for the production of ethanol are water and natural gas. Water is mixed with the processed grain to begin the fermentation process. Natural gas is used to heat the resulting mixture in conjunction with the fermentation process.

An adequate supply of water is important to our ethanol business. We currently have water wells to the north and east of our plant site from which we pipe water to our facility. There are two additional wells located on our property which are not currently permitted for industrial use. We believe that we have sufficient water to operate our plant. However, should we require more water, we believe that we can obtain it from the existing wells on our property. See “Item 2. Description of Property.” We have received all necessary permits to obtain water and believe that we currently are operating in compliance with all regulations of the Kansas Department of Agriculture, Division of Water Resources.

In order to be assured of a steady source of natural gas, we entered into a Natural Gas Service Agreement with Midwest Energy, Inc. (“Midwest”) in September 2003 pursuant to which they deliver natural gas to our plant. We purchase the gas from another third party. This agreement supplements a previous agreement with Kinder Morgan Energy Partners and Kinder Morgan Interstate Gas Transmission LLC to deliver the gas to Midwest. In exchange for our agreement not to bypass its local gas distribution system, Midwest agreed to install and maintain a gas main directly to our property in Gove County, Kansas. We pay a monthly charge based on the amount of gas utilized each month. The rates are fixed through December 31, 2008, and are subject to change thereafter based on increases or decreases applicable to distribution services generally and subject to review by the Kansas Corporation Commission. Our contract with Midwest extends through December 31, 2013.

We also contract with Post Rock Gas, LLC ("PRG") to acquire the gas that is transported by Kinder Morgan and Midwest to our plant. Our agreement with PRG commenced in December 2003 and is terminable by either party on not less than 30 days' advance notice. The price we paid for gas during the 2006 fiscal year was determined by reference to a published "spot" price. We believe our agreements with PRG, Kinder Morgan and Midwest will provide an ample supply of natural gas for the foreseeable future.

Our agreement with PRG helps us manage our risk from natural gas price fluctuations. At the time we purchased some of our contracts for natural gas, the market was experiencing a great deal of price uncertainty. Due to this uncertainty, we purchased amounts of gas for all of the plant’s needs through calendar 2006 and implemented derivative instruments on a portion of our requirements to allow us to benefit in the event natural gas prices declined. Prices for natural gas decreased during the second half of fiscal 2006 as the market supply recovered from hurricane-related shortages during the first part of the fiscal year. We currently have contracts in place to supply approximately 18% of our natural gas needs beginning in calendar 2007.

We have entered into an agreement with U.S. Energy Service, Inc. under which U.S. Energy Service provides consulting services to us to help us manage our energy use and costs. The agreement is effective through August 31, 2007 and is renewable for additional one-year terms unless terminated by either party with 30 days advance notice.

Customers

We sell essentially all of our products to two marketing firms, which in turn sell to other purchasers. We have executed an exclusive marketing agreement to market the ethanol produced at our plant with Ethanol Products, LLC (“Ethanol Products”) of Wichita, Kansas. The agreement is effective for an initial term of five years beginning January 2004 and is automatically renewable for subsequent five-year terms unless terminated by either party prior to expiration. Ethanol Products has agreed to purchase all of the ethanol that is produced at our plant and is solely responsible for determining the price and terms at which the ethanol acquired from our plant is sold and to whom it will be sold. In exchange, we receive the gross sales price of the ethanol, less the costs of transportation and storage and an administrative fee of $0.01 per gallon sold. In the event that our relationship with Ethanol Products is interrupted for any reason, we believe that we would be able to locate another entity to market our ethanol. However, any interruption could temporarily disrupt the sale of our principal product and adversely affect our operating results.

We have also executed an exclusive agreement to market all of our distillers grains with United Bio Energy Ingredients, LLC (“UBE”), an affiliate of ICM, Inc. ICM was the general contractor for our ethanol plant. Under the terms of that agreement, we receive the gross selling price of all distillers grains sold by UBE, less applicable transportation costs and a fee of 2-2.5 % of the gross selling price depending on whether we sell DDGS or WDGS. The initial term of the agreement with UBE was for one year expiring September 30, 2006 and was automatically renewed for an additional one year term. The annual automatic renewal will continue unless the agreement is terminated by either party following 90 days advance written notice. As with the marketing arrangement with Ethanol Products, any interruption in our relationship with UBE could temporarily affect our business, although we believe that we could find another entity to market our grains.

Transportation and Delivery

The grain that we receive is delivered by trucks. Due to our proximity to Interstate 70, transportation to and from the plant is efficient. Distillers grains are transported exclusively by semitruck. UBE, as our exclusive purchaser of distillers grains, selects the carrier.

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

Legislation and Federal and State Supports or Subsidies

Legislation. The Energy Policy Act, which was enacted in 2005, will likely enhance the use of ethanol as a fuel additive for the foreseeable future. The Energy Policy Act established the first ever Renewable Fuel Standard (“RFS”) in federal law, requiring that at least 4 billion gallons of ethanol and biodiesel be used in 2006, increasing to at least 7.5 billion gallons in 2012. For reference purposes, approximately 4.3 billion (including 3.9 billion fuel grade) gallons of ethanol was produced during calendar 2005. Pursuant to this law, the United States Environmental Protection Agency (“EPA”) is directed to promulgate rules requiring refineries, blenders, distributors and importers to introduce or sell volumes of ethanol and biodiesel into commerce in accordance with the annual RFS. The following table describes minimum ethanol and biodiesel use for years 2006 through 2012 established by the Energy Policy Act:

Ethanol Demand
Year	(in billions of gallons)
2006	4.0
2007	4.7
2008	5.4
2009	6.1
2010	6.8
2011	7.4
2012	7.5

For years 2013 and thereafter, the EPA is directed to establish a new RFS, based on the amount of ethanol expected to be sold in commerce in each of those years. The use of ethanol and biodiesel in 2013 shall not be less than the percentage of 7.5 billion gallons to the total volume of U.S. gasoline supply in 2012. While the precise impact of this law cannot yet be determined, we anticipate that it will maintain or enhance production of ethanol in the United States, since it sets minimum standards for use.

The American Jobs Creation Act of 2004 contained the Volumetric Ethanol Excise Tax Credit ("VEETC"). This law amended the Federal gasoline excise tax structure effective January 1, 2005. As amended, the law creates a new volumetric ethanol excise tax credit of $0.51 per gallon of ethanol blended at 10%. The credit provided by VEETC replaced an exemption which allowed ethanol blended fuel to be taxed at a lower rate than regular gasoline. The use of ethanol as a fuel additive is enhanced by the availability of a credit from the federal gasoline excise tax.

In addition to the legislation discussed above, ethanol sales have been favorably affected by other legislation, including the Clear Air Act Amendments of 1990, particularly the federal oxygenation program, which became effective November 1, 1992. The program requires the sale of oxygenated motor fuels during the fall and winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use also has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in certain major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the United States' dependence on foreign oil. As amended, the federal gasoline tax credit currently allows the market price of ethanol to compete with the price of domestic gasoline. Although the federal tax credit is not directly available to us, it allows us to sell our ethanol at prices that are competitive with other less expensive additives and gasoline.

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

Federal Ethanol Supports. During fiscal 2006, we participated in the United States Department of Agriculture Commodity Credit Corporation Bioenergy Program and earned $224,630 from the program. The purpose of the program is to encourage increased purchases of eligible commodities for the purpose of expanding the production of commercial fuel grade ethanol and commercial biodiesel and support new production capacity for such bioenergy. The program was terminated June 30, 2006 and therefore we do not expect to receive amounts under this program during fiscal 2007.

A federal tax credit for small ethanol producers is generally available to our company and its members. Eligibility to receive the credit is based upon plant capacity and the Energy Policy Act increased the capacity limit from 30 million to 60 million gallons of production. Ethanol producers that qualify for the credit can deduct from their federal income tax $0.10 per gallon on the first 15 million gallons produced annually. The small producer credit is scheduled to expire by its terms on December 31, 2008. Due to the pass-through nature of our partnership taxation structure, we expect this credit will be passed through to our members. However, the amount of any such credit received by our members must also be included in his or her gross income, which could result in taxation on the amount of the credit passed through to the member. Also, the use of the credit by our members may be limited, so each member should consult his or her tax advisor. This tax credit may foster additional growth in ethanol plants of a larger size and increase competition in this particular plant size category.

State Ethanol Supports. The State of Kansas provides an incentive production payment to ethanol producers. The production incentive available to Kansas ethanol producers that commence production after July 1, 2001 and sell at least 5 million gallons consists of a direct payment of $0.075 per gallon for up to 15 million gallons per year. Accordingly, the maximum amount a Kansas ethanol producer can currently receive in a year is $1,125,000. These incentive payments are available for the first seven years of production. The available statewide funding for these incentive payments was $1.5 million per year for 2002-2004 and will increase to $3.5 million per year for 2005-2011 plus any excess balance carried over from the prior year's current production account. Any shortfall in the available funds will result in a pro rata decrease in the incentives paid to the individual ethanol producers. During the 2006 fiscal year, we were entitled to the maximum amount available to producers. We received payments of $902,936, and have accrued an additional $222,064 which we expect to receive subsequent to the end of the calendar year.

We are unable to predict what effect, if any, expiration or termination of federal and state subsidies will have on the market or price for our ethanol. However, either event may adversely affect our business. See "Item 6. Management's Discussion and Analysis or Plan of Operation," for further information relating to supports and subsidies.

Environmental Matters

The construction and expansion of our plant required various state and local permits to comply with existing governmental regulations designed to protect the environment and worker safety. While we are also subject to regulations on emissions by the EPA, current EPA rules did not require us to obtain any permits or approvals in connection with the construction and operation of our business. Additional expenditures which may be required to achieve or maintain compliance with future laws and more stringent standards for environmental matters may also limit our operating flexibility.

Our ethanol production requires us to emit a significant amount of carbon dioxide into the air. Current Kansas law regulating emissions does not restrict or prevent us from emitting carbon dioxide gas into the air, but this could change in the future. However, the EPA has promulgated National Emissions Standards for Hazardous Air Pollutants (“NESHAP”), under the Clean Air Act and it could apply to our facility if the emissions of hazardous air pollutants exceed certain thresholds. If our facility is authorized to emit hazardous air pollutants above the threshold level, then we are required to comply with NESHAP for our manufacturing process and would be required to come into compliance with another NESHAP standard applicable to boilers and process heaters by September 13, 2007. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area based on foul smells or other air or water discharges from the plant.

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

Our Competitive Strengths

Plant expansion and improvements. We expanded the nameplate capacity of our ethanol plant in fiscal 2005 to 40 million gallons per year. The expansion included, among other things, a 750,000 gallon beer well, expansion of our existing cooling towers by one cell, a new cooling pump, a new style burner and a new centrifuge. The expansion was built on our existing plant site by ICM, Inc., the contractor for our original plant, and did not require the acquisition of any additional property. Our expansion was placed into service during the second quarter of fiscal 2005. We believe our increase in production capacity positions us favorably in the marketplace. According to the ACE, our plant is currently the second-largest producer in Kansas and we may benefit over smaller producers from an increase in name recognition or purchasing power due to our size.

Plant technology and efficiency. At September 30, 2006, our plant was producing ethanol at or above the nameplate capacity, primarily due to capital improvements we made in addition to the expansion. We purchased and installed an additional boiler to provide additional steam to our plant and upgraded our thermal oxidizer which helps maintain more consistent temperatures during the manufacturing process. We believe we will continue to compete as a low-cost producer of ethanol in the future due to the improved efficiency from our equipment upgrades.

Proximity to grain. The proximity of our plant to producers of the grain we need to make ethanol favors us over some of our competitors. Local producers generally produce more than enough grain to meet our requirements, and the close proximity for delivery can result in competitively favorable prices for us. Additionally, many local grain producers are members of our company who supply us at competitive prices.

Reduction of debt. In June 2006, we paid off the outstanding balance on our term loan with AgCountry. We maintain a revolving line of credit in the amount of $4 million with AgCountry at an interest rate of LIBOR plus 2.5%, however we currently do not have an outstanding balance. The reduction of our debt positions us favorably over other competitors who have long-term debt. As a result eliminating payments on long-term debt, we may be less sensitive to fluctuations in revenue as a result of changes in the price of ethanol or the costs of our raw materials as compared to other ethanol plants that are required to make payments under long-term debt contracts. Additionally, our improved cash position allows us to have more flexibility in determining how to use working capital.
.

Competition

We are in direct competition with numerous other ethanol producers, many of which have greater resources than we do. According to the RFA, eight producers in the State of Kansas produce approximately 210 million gallons of fuel grade ethanol annually and additional ethanol production facilities are currently under construction. Nationally, fuel grade ethanol plants produced over 3.9 billion gallons of ethanol in 2005, a 15% increase from 2004 and 121% increase since 2001. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we can compete favorably with other ethanol producers due to our proximity to ample corn and milo supplies at generally favorable prices.

The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, LLC, Cargill, Inc., Hawkeye Renewables, LLC, New Energy Corporation and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we produce. In addition, there are many regional, farmer-owned entities recently formed, or in the process of formation, of a similar size and with similar resources to ours. Most ethanol plants also produce distillers grains.

In addition, new plants are under construction and plans to expand existing plants have been announced, which would increase the ethanol production capacity of our competitors. We are unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction or the effect of resulting production upon the demand or price for our ethanol.

We may also compete with international ethanol producers from countries such as Brazil, who may have lower production costs and comparable transportation costs to coastal markets and countries like Costa Rica and El Salvador and others subject to favorable tariff treatment by the U.S. under the Caribbean Basin Initiative.

We also compete with non-ethanol oxygenates which may cost less to produce than ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we have. Development of new products and methods of ethanol production by larger and financially stronger competitors could provide them with significant competitive advantages over us and thus could harm our business. These companies, some of which are publicly traded on national securities exchanges, generally have access to larger capital and financing markets and thus may be able to obtain financing easier and at more favorable terms than us.

Research and Development

During the 2006 fiscal year, we participated in research and development programs sponsored by our suppliers. This research was focused primarily on energy reduction and other issues related to plant operation and production methods to develop more efficient methods of producing ethanol. We did not make any material expenditures on research and development during that time.

Employees

As of the date of filing this report, we have 34 full-time employees. These include a General Manager, a plant manager who oversees plant operations and production, a commodities manager to oversee grain acquisition and risk management, a safety director, a lab manager, a maintenance manager, a controller, an office manager and an administrative assistant. The remainder of our employees includes administrative, production and maintenance support personnel. None of our employees are the subject of collective bargaining by labor unions, and we believe that we enjoy excellent relations with our employees.

From time to time, we also retain the services of outside consultants to supplement the services provided by our employees. These include engineering, construction, legal, accounting and financial advisors. We believe that we can obtain the services of all personnel necessary to operate our business.

Item 1A. Risk Factors

You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties below are not the only risks we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.

Risks Related to Our Business

We are a relatively new company with a limited operating history in an emerging growth industry. We commenced production of ethanol at our plant in January 2004. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. Our operating results have fluctuated significantly in the past and could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout this report. Many of these factors are outside our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.

 Our business is not diversified. Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains. If economic or political factors adversely affect the market for ethanol, the company has no other line of business to rely on if the ethanol business declines. Our business would also be significantly harmed if our ethanol plant could not operate at full capacity for any extended period of time.

       Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains. The prices of ethanol and distillers grains can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.

Our financial performance is significantly dependent on corn and natural gas prices. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. If our region becomes saturated by ethanol plants, the corn for ethanol could consume a significant portion of the total corn production in our region, which would likely drive up local corn prices. The amount of corn we used in our operations increased 17% from 2005 to 2006 as a result of our plant expansion. If more corn-based ethanol plants are constructed or existing plants expand their capacity, the increase in demand for local corn and natural gas may drive up the prices of those commodities. Generally, we cannot pass on increases in input prices to our customers. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control.

Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality. Changes in the price of corn can significantly affect our business. While the average price of corn decreased 3% in fiscal 2006 when compared to fiscal 2005, the price of corn reached a ten-year high around the end of our fiscal year. We expect corn prices to remain high into fiscal 2007. If a period of high corn prices is sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets. We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

The price of natural gas is also affected by market and environmental conditions and other factors beyond our control. The prices for and availability of natural gas are subject to volatile market conditions, including supply shortages and infrastructure incapacities. Seasonal changes tend to affect the price of natural gas and increases during colder months tend to increase our costs of production. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

The spread between ethanol and corn prices can vary significantly.  Corn costs significantly impact our cost of goods sold. Our gross margins are principally dependent upon the spread between ethanol and corn prices. Subsequent to fiscal year end, the spread between ethanol and corn prices has been small, primarily as a result of high corn prices and decreasing ethanol prices. However, this spread fluctuated significantly in 2006 and may fluctuate significantly in the future. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.

The price of ethanol may decrease as new ethanol plants become operational. We do not expect higher prices for ethanol during 2006 to be sustainable as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those by-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production creating lower profits. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less revenue which would decrease our profitability.

We sell all of the ethanol we produce to Ethanol Products under our ethanol marketing agreement. Ethanol Products is the sole buyer of all of our ethanol, and we rely heavily on its marketing efforts to successfully sell our product. Because Ethanol Products sells ethanol for a number of other producers, we have limited control over its sales efforts. Our financial performance is dependent upon the financial health of Ethanol Products, as a significant portion of our accounts receivable are attributable to Ethanol Products. If Ethanol Products breaches the ethanol marketing agreement or is not in the financial position to purchase and market all of the ethanol we produce, we could experience a material loss and we may not have any readily available means to sell our ethanol, and our financial performance will be adversely and materially affected. If our agreement with Ethanol Products terminates, we may seek other arrangements to sell our ethanol, including selling our own product, but we give no assurance that our sales efforts would achieve results comparable to those achieved by Ethanol Products.

We sell all of the distillers grains we produce to UBE under our distillers grains marketing agreement. UBE is the sole buyer of all of our distillers grains that we sell locally, and we rely heavily on its marketing efforts to successfully sell our product. Because UBE sells distillers grains for a number of other producers, we have limited control over its sales efforts. Our financial performance is dependent in part upon the financial health of UBE, as a significant portion of our accounts receivable are attributable to UBE. If UBE breaches the distillers grains marketing agreement or is not in the financial position to purchase and market all of the distillers grains we produce, we could experience a material loss and we may not have any readily available means to sell our distillers grains, and our financial performance will be adversely and materially affected. If our agreement with UBE terminates, we may seek other arrangements to sell our distillers grains, including selling our own product, but there is no assurance that our sales efforts would achieve results comparable to those achieved by UBE.

We engage in hedging transactions that may be costly and ineffective. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. The effectiveness of our hedging strategies is dependent upon the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.

Hedging activities themselves can result in costs because price movements in corn and natural gas contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant.

Advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete or operate profitably. Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Risks Related to Ethanol Industry

New plants or decreases in the demand for ethanol may result in excess production capacity. The supply of domestically produced ethanol is at an all-time high. The RFA estimates that ethanol production in calendar 2005 reached a record 4.3 billion gallons and that this amount will be surpassed in calendar 2006. Production of fuel grade ethanol has increased 121% since 2001. There are at least 97 production facilities currently operating in the United States with more under construction or planned for construction in the foreseeable future. Excluding our facility, Kansas currently has at least 10 ethanol plants operating or under currently under construction and approximately 10 more in various stages of planning. Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition. Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand. If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

We operate in a competitive industry and compete with larger, better financed entities. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, LLC, Cargill, Inc., Hawkeye Renewables, LLC, New Energy Corp. and VeraSun Energy Corporation, each of which are capable of producing more ethanol than we expect to produce. Larger, better financed ethanol producers may be able to expand their production capacity and adapt to new technologies easier than us. Archer Daniels Midland is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.

We compete with other gasoline additives. Our ethanol plant also competes with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, including but not limited to methyl tertiary butyl ether (“MTBE”).  Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.

Competition from the advancement of alternative fuels may lessen the demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

Cellulose-based ethanol may compete with corn-based ethanol in the future . Especially in the Midwest, most ethanol is currently produced from corn and other raw grains, such as milo or sorghum. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. The Energy Policy Act of 2005 included incentives designed to boost production of cellulose-based ethanol. Although current cellulose technology is not sufficiently efficient to be competitive, new conversion technologies may be developed in the future and one of our competitors recently announced it was beginning construction on a facility slated to be cellulose-based. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and financial condition will be negatively impacted.

Ethanol imported from Caribbean basin countries and Brazil may be a less expensive alternative to our ethanol. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably, adversely affect our results of operations and financial condition.

Brazil is currently the world’s largest exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably and our financial condition.

Consumer beliefs may affect the demand for ethanol. We believe that certain consumers perceive the use of ethanol to have a negative impact on gasoline prices at the pump. Some consumers also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be widespread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability and financial condition.

Risks Related to Regulation and Governmental Action

A change in government policies favorable to ethanol may cause demand for ethanol to decline. Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning MTBE and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.

Government incentives for ethanol production may be eliminated in the future. The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those contained in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (“RFS”). The RFS mandates begin with 4 billion gallons in 2006, and increase to 7.5 billion gallons by 2012. Additionally, the State of Kansas may pass state legislation setting its own renewable fuel standard in the foreseeable future. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could negatively affect our profitability and financial condition.

Changes in environmental regulations or violations of the regulations could reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. We do not assure you that we have been, are or will be at all times in complete compliance with these laws, regulations or permits or that we have had or have all permits required to operate our business. We do not assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

Item 2. Properties.

We currently have an interest in 411 acres of real property in the state of Kansas, most of which is currently undeveloped. In October 2003, we completed an industrial revenue bond financing with Gove County that provides us with property tax savings on our plant site. As part of the financing, title to our plant site and all of our facilities have been transferred to Gove County as security for the repayment of the bonds. We are leasing back the site for an amount that is equal to the amount of the interest that is payable on the bonds. The term of the lease is 30 years or as long as the bonds are outstanding. Also under the terms of the lease, we can repurchase the site for a nominal amount upon repayment of the bonds.

We initially acquired a 53.5 acre parcel of partially developed land in Gove County for the purpose of constructing our plant. Our plant was developed on approximately 20 acres of the 53.5 acre parcel. In February 2002, we acquired a 137 acre parcel approximately one and a half miles east of the parcel where our plant is located. In December 2004, we acquired a 141 acre parcel of land immediately to the east of our plant site. Property measuring approximately 80 acres separated the land surrounding our plant site from the 137 acre parcel we had previously acquired. In December 2005, we acquired the 80 acre parcel for $96,000 and now own a contiguous parcel of property in Gove County.

We acquired water appropriation rights for two wells when we purchased the 137 acre parcel and one well when we purchased the 80 acre parcel. We applied to the Kansas Department of Agriculture, Division of Water Resources to change the type of water use from agricultural irrigation use to industrial use for the well on the 80 acre parcel and constructed a system for delivery of water from that well to our plant. We anticipate the same undertaking if we decide to utilize the wells on the 137 acre parcel, which would be likely to occur in the event we further expand our plant capacity. We have agreed to lease the 137 acre property back to one of the sellers for a period of five years with the amount of rent based on the portion of the land that is dry land acres and the portion that is irrigated acres, with the seller expressly recognizing that the water available for irrigation may be dramatically reduced, and possibly eliminated, if we use the water from this property in our ethanol plant operations.

In addition to our ethanol plant, we also own an administrative building adjacent to the plant. The administrative building consists of approximately 3,000 finished square feet (including a partially finished basement) and provides offices for our administrative staff. We believe our existing facilities are sufficient for the foreseeable future.

Subsequent to fiscal year end, we acquired a grain elevator located on a neighboring parcel for $1,200,000. The underlying land is owned by Union Pacific Railroad and we assumed the prior owner’s lease with the railroad. To further increase our storage capacity for grain, we are constructing additional storage facilities near our ethanol plant. We anticipate that construction will be finished in spring or summer of 2007.

Item 3. Legal Proceedings.

From time to time we may be subject to litigation that is incidental to our business. However, we are not currently a party to any pending legal proceedings that are not routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of the 2006 fiscal year. Our next annual meeting of members is scheduled for March 2007.

PART II

Item 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no public trading market for our capital units. Article 4 of our Third Amended and Restated Operating Agreement (“Operating Agreement”) provides a number of restrictions on the transfer of capital units by our members. In essence, any proposed transfer must be approved by our Board of Managers.

In addition to the restrictions on transfer contained in our operating agreement, we are also subject to limitations imposed by the United States Internal Revenue Code (“Code”). In order to maintain our status as a partnership for income tax purposes, we must not be treated as a “publicly traded partnership” under relevant provisions of the Code. Generally, the Code provides that a publicly traded partnership will be taxed as a corporation. In order to comply with these rules, we do not intend to list any of our capital units on a stock exchange or apply for quotations in any electronic trading system.

In order to comply with the IRS rules but in an effort to provide some liquidity for our members, we designed a “matching service” whereby interested members and prospective purchasers of our units could communicate their interest on an electronic bulletin board maintained by us. Potential buyers and sellers would be matched by the service and would be afforded the opportunity to negotiate an acceptable sales agreement. Any such matching service will require the approval of the Kansas Securities Commission. Although we applied for the matching system approval some time ago, we have not pursued the matter further at this time.

While we currently do not maintain a matching service, holders of our capital units who locate a purchaser or receive an offer to purchase can sell the capital units to the purchaser subject to the approval of the Board of Managers. Our Operating Agreement also allows transfer of the capital units by:

•    Gift;
•    Last will or the laws of descent;
•    Transfers between members of a family; and
•    “Block” transfers.

A block transfer is a transfer by a member and any related person, as defined in the Code, of membership interests representing in the aggregate more than 2% of the total interest in our capital or profits in one or more transactions during any 30 calendar day period.

Capital Unit Holders

     As of December 29, 2006, there were 2,286 Class A capital units, 1,744 Class B capital units and 50 Class C capital units outstanding, owned by a total of approximately 628 members.

Distributions to Members

Under the terms of our Operating Agreement, we are required to make an annual distribution to our members of a minimum of 20% of the net cash we earn from operations, as defined in the Operating Agreement, as long as net cash from operations exceeds $500,000 for that year. However, we are prohibited from making any distributions if it would violate or cause us to default under any of the terms of any of our credit facilities or debt instruments. Until the credit facility with AgCountry was paid-in-full in June 2006, we sought and received AgCountry’s approval of distributions paid to our members.

During the 2006 fiscal year, we made cash distributions to our members approximately once each quarter for a total of $28,560,000. During the 2005 fiscal year, we distributed a total of $8,608,800 in cash to our members. Future distributions may be subject to a restriction that materially limits our ability to pay such distributions, such as our credit facilities if we have an outstanding balance with our lender. To the extent we are not subject to any restriction that materially limits our ability to pay distributions, however, future distributions in excess of the amount required under our Operating Agreement will be made in the discretion of our Board of Managers.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have no equity compensation plan.

Item 6. Selected Financial Data.

We completed construction of our plant and started operations in January 2004. We changed our fiscal year end from December 31 to September 30 beginning in 2004. The following selected financial data sets forth our summary historical financial data as of and for the years ended September 30, 2006 and 2005, the period January 1, 2004 through September 30, 2004, and for the year ended December 31, 2003. This information was derived from our audited financial statements and notes thereto for each year. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	Year Ended September 30,		Nine Months Ended September 30,	Year Ended December 31,
	2006	2005	2004(1)	2003(2)
Income Statement data:
Net sales	$108,794,979	$62,347,178	$39,862,629	$--
Net Income (loss)	45,895,967	13,009,369	7,393,563	(532,031)
Earnings (loss) per capital unit	11,249	3,189	1,812	(433)
Cash distributions declared per capital unit	7,000	2,110	--	--

	September 30,			December 31,
	2006	2005	2004	2003
Balance Sheet data:
Total assets	$82,304,265	$70,731,153	$73,879,570	$53,920,581
Total debt (current and long term) (3)	34,458,846	40,158,220	48,298,319	35,109,968
Members’ equity	47,845,419	30,572,933	25,581,251	18,810,613
Book value per capital unit(4)	11,727	7,493	6,270	4,610

___________

(1) -     The information for 2004 represents operations for the nine months ending September 30, 2004 resulting from a change in fiscal year end. We began producing ethanol in January 2004.
(2) -     Our company was in start-up phase during 2003 and therefore had no operating revenue.
(3) -     Includes a $32,000,000 lease obligation related to our sale and leaseback transaction with Gove County. We sold our property to Gove County in exchange for industrial revenue bonds and the amount of our lease obligation is offset by the amount of interest we receive on the bonds.
(4) -     Members’ equity divided by membership units outstanding as of the end of the period.

Item 7. Management’s Discussion and Analysis.

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Item 1A - Risk Factors” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Introduction

The following discussion analyzes our operating results for the three fiscal years ended September 30, 2006 and our financial condition at September 30, 2004, 2005 and 2006, with a particular emphasis on the year ended September 30, 2006. Due to the change of our fiscal year for SEC reporting purposes in 2004, the discussion of our results of operations for fiscal 2004 compares the nine-month period ended September 30, 2004 to the twelve-month period ended September 30, 2005. For that reason, among others, changes from 2004 to 2005 may not be representative of changes to be expected in the future. Additionally, we expanded our ethanol production capacity during the second quarter of fiscal 2005, further complicating the comparison of 2005 to 2004.

We derive revenue from the sale of fuel grade ethanol and distillers grains. We operate in one industry segment for accounting purposes. We commenced production of ethanol in January 2004. Prior to that date, we were considered to be in the development stage for accounting purposes.

Results of Operations for the Year Ended September 30, 2006 compared to September 30, 2005

Overview. The following table highlights certain of our operating results for the years ended September 30, 2006 and 2005. This table should be read in conjunction with our financial statements and accompanying notes under Item 8 of this report:

	Fiscal Year Ended September 30, 2006	Fiscal Year Ended September 30, 2005
Revenue	$108,794,979	$62,347,178
Cost of sales	56,127,926	44,092,866
Gross profit	52,667,053	18,254,312
General & administrative expenses	2,235,393	1,716,228
Income from operations	44,746,901	11,050,831
Other income	1,149,066	1,958,538
Interest expense	(241,952)	(931,710)
Net income	45,895,967	13,009,369
Net income per unit	11,249	3,189
Comprehensive income	45,832,486	12,977,556

As shown in the table, our operating results improved significantly from 2005 to 2006. The results are primarily attributable to ethanol prices reaching historic highs and favorable grain prices during fiscal 2006 along with strong demand for ethanol. Specifically, the price of and demand for fuel grade ethanol remained high during the summer months of calendar 2006 when ethanol prices typically decrease. This was due in part to the fact that high gasoline prices, most likely the result of hurricane-related shortages the previous fall and winter, helped drive up the price for ethanol and also in part because many refiners delayed their decision to purchase ethanol for MTBE replacement. Additionally, we believe our ethanol marketer was able to take advantage of these favorable prices and capitalize on the market. We do not believe we will experience similar prices for ethanol during fiscal 2007.

During 2005, we also placed into service an expansion of our ethanol plant, which increased our production from a nameplate capacity of 30 million gallons to 40 million gallons. This allowed us to reap the added benefit of ten million gallons of additional nameplate capacity production at historically high prices. The increase in production at favorable prices more than offset the increase in production costs associated with the expansion.

Net Income. Net income for the 2006 fiscal year increased $32,886,598, or approximately 253%, from fiscal 2005. We attribute this increase primarily to a significant increase in revenue as a result of high ethanol prices and an improved profit margin due to relatively stable grain prices and decreasing natural gas costs during the 2006 fiscal year.

Operating income for the 2006 fiscal year increased more dramatically than net income, rising $33,696,070, or approximately 305%, from 2005. Operating income excludes the effect of other income or expense, which primarily includes government grants and subsidies.

Revenue. Revenue for the 2006 fiscal year increased $46,447,801, or approximately 75%, from 2005. Revenue consisted of approximately 90% in ethanol sales and 10% from the sale of distillers grains, an increase by 6% from 2005 in the relative amount of revenue derived from ethanol sales. This increase, again, was due to the favorable price for ethanol during the year.

The increase in revenue for the 2006 fiscal year compared to 2005 is attributable to both an increase in production and historic highs for ethanol prices. The average price that we received for our ethanol increased approximately 21% during fiscal 2006 compared to 2005, adding to the increase in revenue. This report also marks the first time we are reporting revenue for a full fiscal year after expanding our plant capacity. Accordingly, the results of our operations for the 2005 fiscal year included approximately six months of lower production.

Ethanol prices, which typically experience a seasonal decline in the spring and summer months, had an uncharacteristic jump in price from May through September 2006, resulting from high gasoline prices and increased demand for ethanol as a replacement for MTBE. Historically, ethanol prices have been seasonal, increasing in the late summer and fall as gasoline blenders and marketers increase inventory in anticipation of mandatory blending in the winter months, and decreasing in the spring and summer when mandatory blending ceases. The rise in ethanol prices during 2006 was remarkable because it started sooner than the seasonal norm and rose higher than historical norms, due to a variety of factors, including increased prices for gasoline resulting from hurricane-related shortages and the world geopolitical situation. Also remarkable is the fact that ethanol prices, which tend to track with gas prices, remained high despite declines in the price of gasoline and natural gas at the end of summer months. Due to the number of factors affecting the price of ethanol, we are unable to predict with any degree of certainty where prices might be during fiscal 2007, although we do not expect a repeat of fiscal 2006.

Costs of Goods Sold. Our cost of goods sold for the 2006 fiscal year totaled 52% of revenue, resulting in a gross profit margin of 48%. This represents a substantial improvement from 2005, when our profit margin was 29%. We believe this improvement can be attributed to several factors including:

• Higher average prices for ethanol;
• A relatively small increase in the price of grain;
• Lower prices for natural gas in fiscal 2006 compared to 2005; and
• Increased operating efficiencies during 2006.

Grain prices, which represent the significant majority of our cost of goods sold, increased during the second half of fiscal 2006 and reached a ten-year high subsequent to the fiscal year end. However, due in part to our hedging efforts, our cost of grain for the year was relatively constant from 2005. The average price we paid for grain decreased approximately 3% in 2006 as compared to 2005. We believe the increased price of grain stems in part from increased demand, in part attributable to more ethanol plants being placed in production. We expect grain prices to remain at or near record-highs for 2007, adjusted for seasonal fluctuations.

We believe we continue to improve the efficiency with which we operate our plant based on a year-over-year basis. As a result, our production costs (exclusive of commodity costs) continue to decrease.

Energy costs, representing the second largest component of our costs of good sold, saw a steady decrease during our 2006 fiscal year. Natural gas prices saw a significant increase during the summer and fall of calendar 2005 and the winter of calendar 2006 as a result of the hurricanes and the interruption of production in the Gulf of Mexico. Prices almost doubled as a result of the hurricanes, and it took several months for prices to begin falling. We were able to control some of our costs through hedging activities during the year. Due to the high gas prices at the beginning of fiscal 2006, we forward contracted for a substantial amount of our natural gas needs and maintained provisions in our contracts that allowed us to benefit from decreases in prices. We expect gas prices to be less volatile during fiscal 2007.

We continue to believe that hedging is an integral part of our business as a means of risk management. Our strategy is to mitigate the impact of large adverse price changes in costs, such as natural gas and grain, as well as the products we sell. Our operating results include both realized and unrealized gains or losses in these hedging activities. For the 2006 fiscal year, we credited $182,272 to operations relating to grain and other futures contracts, which amount is included in costs of goods sold. In addition, we recorded unrealized losses on grain hedging contracts of $63,481 for the year ended September 30, 2006.

General and Administrative Expenses. General and administrative expenses for the 2006 fiscal year increased $519,165, or approximately 30% from 2005. Significant components of these expenses include salaries, professional fees and insurance. We attribute a portion of the increase to additional administrative expenses to an increase in the cost of professional fees, insurance, advertising expenses, and director expenses. The increase in professional fees, in turn, is attributable to the strategic alternatives that we explored during the year.

Depreciation and Amortization. Depreciation and amortization remained relatively constant from the fiscal year ended September 30, 2005 through the 2006 fiscal year. During that time, depreciation and amortization expenses increased approximately 3.5%. The slight increase during 2006 is attributable to the additional expense of the expansion that we placed in service during 2005.

Other Income. Other income for the 2006 fiscal year decreased by $809,472 from 2005, or approximately 41%. A significant portion of that decrease represents reduced grants and subsidies from state and federal governments, which decreased $1,434,846 from 2005 to 2006, or approximately 52%. The largest factor contributing to the decrease in grants and subsidies was the cessation of the federal Bioenergy Program, administered by the United States Department of Agriculture’s Commodity Credit Corporation. That program paid subsidies to eligible participants for year-over-year increases in ethanol production. However, we received notice during fiscal 2006 that this program was discontinued. Thus, we do not expect to receive other income from this program in 2007.

We were awarded the maximum amount of $1,125,000 from the State of Kansas as part of its state ethanol support program. Interest expense for the 2006 fiscal year decreased $689,758, or approximately 74%, from 2005, primarily as a result of the reduction in our debt.

Results of Operations for the Year Ended September 30, 2005 compared to the Nine Months Ended September 30, 2004

The following table summarizes revenue, cost of sales, operating expenses and other items for the fiscal year ended September 30, 2005 and the nine-month transition period ended September 30, 2004. This table should be read in conjunction with our financial statements and accompanying notes found under Item 8 of this report:

	Fiscal Year Ended September 30, 2005	Nine-month Period Ended September 30, 2004
Revenue	$62,347,178	$39,862,629
Cost of sales	44,092,866	32,271,179
Gross profit	18,254,312	7,591,450
General & administrative expenses	1,716,228	1,003,228
Income from operations	11,050,831	1,726,226
Other income	1,958,538	5,661,337
Interest expense	(931,710)	(738,053)
Net income	13,009,369	7,393,563
Net income per unit	3,189	1,812
Comprehensive income	12,977,556	6,770,638

As shown in the table, our operating results improved significantly from 2004 to 2005, even accounting for the difference between a nine-month and a twelve-month period. Our improved operating results are generally attributable to favorable grain and ethanol prices which prevailed during fiscal 2005. Also during the second quarter of fiscal 2005, we placed into service an expansion of our ethanol plant, which increased our production from a nameplate capacity of 30 million gallons to 40 million gallons.

Net Income. Net income increased $5,615,806, or approximately 76% in 2005 from the transition period. We attributed this increase to several factors, including:

•     A significant increase in revenue during the 2005 fiscal year;
•     An increase in our profit margin during fiscal 2005; and
•     Relatively consistent costs and expenses.

Operating income for the 2005 fiscal year increased by $9,324,605, or approximately 540%, from the transition period.

 Revenue. Revenue for the 2005 fiscal year increased $22,484,549, or approximately 56%, from the transition period. Revenue consisted of approximately 84% in ethanol sales and 16% from the sale of distillers grains, an increase of approximately 3% from the transition period in the relative amount of revenue derived from ethanol sales.

We attribute the increase in revenue for the 2005 fiscal year compared to the transition period to both an increase in production and favorable ethanol prices in latter 2005. In the second quarter of our fiscal year, we placed the expansion to our ethanol plant online, which increased our nameplate capacity by approximately 33%. Accordingly, the results of our operations for the 2005 fiscal year included approximately six months of increased production. The average price that we received for our ethanol increased approximately 7% during fiscal 2005 compared to 2004, adding to the increase in revenue.

Costs of Goods Sold. Our cost of goods sold for the 2005 fiscal year was approximately 71% of revenue, resulting in a gross profit margin of 29%. This represents a substantial improvement from the transition period, when our profit margin was approximately 19%. We attributed the improvement to several factors including:

•	Higher average prices for ethanol;
•	Lower prices for grain in fiscal 2005 compared to 2004; and
•	Increased operating efficiencies during 2005.

Grain prices, which represent the significant majority of our cost of goods sold, remained favorable during fiscal 2005. Good weather conditions contributed to an excellent harvest in 2004 which produced lower prices for purchasers. The average price we paid for grain decreased from approximately $2.79 per bushel in 2004 to $2.05 in 2005.

      Since fiscal 2005 represented the second year of operating our ethanol plant, we believe we operated the plant more efficiently during that time. As a result, our production costs were somewhat lower.

Energy costs, representing the second largest component of our costs of good sold, saw a significant increase during the 2005 fiscal year. Natural gas prices began increasing during the fall of 2004 and saw a significant increase during the summer and fall of 2005 as a result of the hurricanes and the interruption of production in the Gulf of Mexico. Prices almost doubled as a result of the hurricanes. The cost of electricity also increased, since a significant amount of electricity is generated by natural gas. Notwithstanding this increase, we were able to control some of our costs through hedging activities during the year.

We tried to mitigate the impact of large adverse price changes in costs, such as natural gas and grain and the products we sell through hedging activities. Our operating results include both realized and unrealized gains or losses on these hedging activities. For the 2005 fiscal year, we charged $1,231,852 to operations relating to costs in grain and other futures contracts, which amount is included in costs of good sold. In addition, we recorded an unrealized loss on grain hedging contracts of $31,813 at September 30, 2005.

General and Administrative Expenses. During 2005, general and administrative expenses increased $713,000 or approximately 71% from the transition period. Significant components of these expenses include salaries, professional fees and insurance. We attributed a portion of the increase to additional administrative expenses associated with our expanded plant and some to the difference in comparing a nine-month period to a twelve-month period.

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

Other Income. Other income for the 2005 fiscal year decreased significantly from the transition period ended September 30, 2004, falling $3,708,799, or approximately 65%. A significant portion of that decrease represents reduced grants and subsidies from state and federal governments, which fell $3,595,700, or approximately 56%. The largest factor contributing to the decrease in grants and subsidies was a decrease in payments from the federal Bioenergy Program, which paid subsidies for year-over-year increases in ethanol production. Since we started fiscal 2005 with a higher base than 2004, the amount of the subsidy was significantly lower.

Interest expense for the 2005 fiscal year increased $193,657, or approximately 26%, from the transition period, primarily attributable to comparing a twelve-month period to a nine-month period and to a lesser extent, our reduced debt.

Trends that may Impact our Future Operating Results

Prices for Ethanol. Demand for and the price of ethanol can vary significantly over time and a decrease in the price of ethanol will adversely affect our profitability. The price of ethanol tends to fluctuate with the price of petroleum gasoline. Since gasoline prices have fallen from the historic highs caused in part by the hurricanes in the Gulf of Mexico and geopolitical tension, we expect ethanol prices will be lower during 2007. Another factor that may affect the price of ethanol is the increased supply anticipated to result from the new plants coming on line and expected to be coming on line in the future. The increase in production capacity will increase the supply of ethanol, which will tend to reduce the price for ethanol if demand does not also increase.

Supply and price of grain. Rising grain prices produce lower profit margins for the production of ethanol and therefore, represent unfavorable market conditions. The grain market is dependent upon a variety of factors unrelated to the ethanol market. The price of grain is generally dependent upon regional and international grain supplies, which can be very volatile. Grain supplies and the resultant prices are affected by weather, governmental policy, disease and other conditions. While grain markets were relatively stable during 2005, corn prices steadily increased during the latter half of fiscal 2006, and we expect grain prices to remain high for the foreseeable future. The increase in grain price will likely cause a decrease in our gross profit.

Government supports. As discussed elsewhere in this report, current federal law is favorable to ethanol because it mandates certain oxygenate blending. In addition, as noted above in Item 1, the RFS established by the Energy Policy Act of 2005 mandates that fuel refiners use a certain minimum amount of ethanol and other renewable fuels. While the RFS may not have an immediate impact on the ethanol market since current national ethanol production capacity exceeds the 2006 RFS requirement of 4 billion gallons, it is possible that the increased RFS requirement of 7.5 billion gallons of renewable fuel by 2012 may help support the ethanol industry in the long-term. It is also possible that cessation of supports and incentives may adversely affect price and demand.

Production of ethanol. As noted above, with the new ethanol plants and plant expansions currently under construction along with new construction expected in the near future, the nationwide production capacity for ethanol is expected to increase dramatically in the next couple of years. Experts in the ethanol industry have differing views as to whether this increased production will create a surplus in the ethanol market. At a minimum, this increased capacity creates some uncertainty for the ethanol industry. Although we believe that there will be an increase in the demand for ethanol as a result of the phase out of MTBE, we cannot provide any assurance or guarantee that there will be any material or significant increases in the demand for ethanol. If the production of ethanol exceeds either the demand for ethanol or the petroleum industry’s ability to blend ethanol with gasoline, then the price of ethanol would be expected to fall, and such fall in ethanol prices could be significant. In that case, our revenues would decrease accordingly. However, we believe that our lack of significant long-term debt positions us favorably to endure lower ethanol prices compared to some of our competitors.

Liquidity and Capital Resources

Overview. The following table highlights certain information relating to our liquidity and capital resources at September 30, 2006 and 2005:

	September 30, 2006	September 30, 2005
Working Capital	$20,127,552	$3,516,039
Current Assets	22,543,454	7,194,259
Current Liabilities	2,415,902	3,678,220
Long-term Debt	42,944	4,480,000
Members’ Equity	47,845,419	30,572,933

Our working capital at September 30, 2006 increased by $16,611,513, or approximately 472%, from September 30, 2005. Current assets increased $15,349,195, or approximately 213%, while current liabilities decreased $1,262,318, or approximately 34%. Based on these substantial improvements from 2005, we believe we have sufficient liquidity for the foreseeable future. The significant cash generated by our operations, as discussed further below, provides an ample source of liquidity and capital. During the 2006 fiscal year, we distributed $28,560,000 in cash to our members.

Under the terms of our Operating Agreement, we are required to make an annual distribution of cash to our members of a minimum of 20% of the net cash we earn from operations, as defined in that agreement, as long as net cash from operations exceeds $500,000 for that year. Additional distributions may be made in the sole discretion of our Board of Managers. However, we are prohibited from making any distribution that would violate or cause a default under any of the terms of our credit facilities or debt instruments.

Our capital resources consist of: (i) cash from operations; (ii) permanent financing, in the form of capital contributions by our members; (iii) bank debt; and (iv) industrial development bonds. At September 30, 2006, we believe the mix of our capital resources was appropriate and adequate for the foreseeable future. Other than financing continuing operations, additional capital would be necessary should we decide to further expand our plant.

Working Capital. Our working capital at September 30, 2006 increased significantly from September 30, 2005. We attribute this increase to several factors, including:

•    Favorable operating results from increased capacity and high ethanol prices;
•    Dramatically increased revenue; and
•    Eliminating payments on our long-term debt.

       By significantly reducing our long-term debt during 2006, we reduced our current liabilities by $1,262,318, or approximately 34%, when compared to the end of fiscal 2005, representing the current portion of long-term debt. While we think it is unlikely we will continue to show this type of increase in working capital on a year over year basis, we believe our working capital is sufficient for the foreseeable future.

In addition to the working capital we had available at September 30, 2006, we maintain a line of credit to finance short-term working capital requirements. On October 2, 2006, the amount of the line was reduced from $4.5 million to $4 million in accordance with our lending agreement. The portion of long-term debt representing the amount borrowed to finance construction of our plant was paid in full at fiscal year end 2006. The remaining long-term debt at September 30, 2006 represents the long-term portion of notes payable for purchase of a tract of land and a vehicle.

At fiscal year end, we had approximately $15,000,000 of cash on hand. Subsequent to fiscal year end, we distributed additional cash to our members in the amount of $16,320,000 which significantly decreased the amount of cash on hand. However, we believe cash from operations and accounts receivable will replenish our cash on hand during the first quarter of fiscal 2007.

Cash Flow. Cash generated by operations during the 2006 fiscal year increased $29,280,096, or approximately 213% compared to 2005. The biggest factor affecting the increase in cash flow was the increase in our net income due to higher ethanol prices. The cash generated from our operations allowed us to continue to accelerate repayment of our long-term debt and pay significant distributions to our members.

The use of cash for our investing activities during fiscal 2006 was reduced by $2,740,788 from the fiscal year ended September 30, 2005. We attribute this decrease to the fact that expenditures during 2005 for our plant expansion were not repeated in 2006. Purchases of plant improvements, equipment, land and vehicles totaled $1,908,675 during fiscal 2006.

Cash used in financing activities increased by $16,279,431 in 2006 as compared to fiscal year end 2005. In both periods, we made significant reductions in our notes payable. The most notable increase resulted from cash distributions to our members, which increased $19,951,200 in 2006 compared to 2005. Although not required to do so, the Board of Managers has declared cash distributions to members each fiscal quarter since the first quarter of fiscal 2005.

Equity Financing. Our members contributed $19,801,035 in equity financing, primarily from our initial public offering completed in 2003. We do not anticipate that any additional equity financing will be necessary in the foreseeable future. During the 2006 fiscal year, our members’ equity increased $17,272,486, or approximately 56%, despite the distribution of more than $28 million to our members.

Debt Financing. Under our arrangement with AgCountry, we borrowed $22,000,000 under a construction loan in 2003. The proceeds of that loan were used by us to complete construction of the plant and to commence operations. In August 2004, we converted the loan to permanent financing in the form of a $16,000,000 term loan and a line of credit in the amount of $5,000,000. At that time, we paid AgCountry $5,000,000 to reduce the loan, all of which was used to create the line of credit. We paid the AgCountry term loan in full in June 2006 and continue to maintain the line of credit. Pursuant to the terms of our Credit Agreement, the amount available on the line of credit was reduced to $4 million and the interest rate decreased to LIBOR plus 2.5% on October 2, 2006. We do not currently have a balance outstanding on this line of credit.

Our known obligations at fiscal year end are set forth in the table below:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease(1)	$32,000,000	$-	$-	$-	$32,000,000
Vehicle purchase	29,769	10,824	10,824	8,121	-
Land purchase	48,000	24,000	24,000	-	-
Total	$32,077,769	$34,824	$34,824	$8,121	$32,000,000

__________________________

(1)       Includes a $32,000,000 lease obligation related to our sale and leaseback transaction with Gove County. We sold our property and facilities to Gove County in exchange for industrial revenue bonds. The amount of our lease obligation is offset by the amount of interest we receive on the bonds.

Our existing repayment obligations under the credit agreement with AgCountry are secured by all of our tangible and intangible real and personal property. In addition, the bonds acquired from Gove County have been pledged to AgCountry to secure our borrowing. As part of the credit agreement, we agreed to certain affirmative, negative and financial covenants which potentially affect our operations, including, but not limited to, the following:

•
We must provide AgCountry with audited annual and unaudited quarterly financial statements, annual budgetary and business plan information, and a notice of the occurrence of an event of default and other material events;

•	We must permit AgCountry representatives to visit and inspect our properties, conduct audits of the collateral, examine our books and records and review documents related to construction of our plant;

•	With certain exceptions, we may not incur additional indebtedness, allow our real or personal properties to be used as collateral for any other obligations or make any other investments of any kind;

•
We may not make distributions to our members except for such distributions payable in our membership interests or distributions that do not exceed 40% of the excess of our net income over amounts payable to AgCountry under the credit agreement; and

•
We must maintain certain financial ratios, beginning at various times, including a fixed charge coverage ratio, leverage ratio and current ratio and we must meet minimum net worth requirements. We also may not, after completion of construction of the plant, make any capital expenditures in excess of $250,000 during any fiscal year without AgCountry's prior written approval.

In March 2006, we amended our loan agreement with AgCountry. The amendment revises certain terms defined in the original loan agreement and revises certain financial ratios as follows:

No additional payment obligation. We are no longer required to make “additional payments” of not less than 40% of Free Cash Flow on a quarterly basis, up to $2 million per year.

Free Cash Flow shall mean for any period, the EBITDA (earnings before interest, taxes, depreciation and amortization) less the sum of Mandatory Debt Retirement, Taxes paid by Borrower and its Subsidiaries, and Non-Financed Maintenance Capital Expenditures.

Distributions. We can distribute up to 75% of our net income to our members. If we maintain a Leverage Ratio of 0.60:1.00 and working capital greater than $5 million (each as reported in audited year-end financial statements prepared in accordance with generally accepted accounting principles), we can distribute 100% of our net income to our members.

Leverage Ratio. For the calculation of the leverage ratio, our total assets and liabilities will be net of the "Gove County IDR Bonds" asset and liability accounts (listed at $32,000,000 as of September 30, 2006).

Minimum Net Worth. We must maintain, on September 30, 2006, and at all times thereafter, a minimum net worth of $25,000,000.
     .
       On October 2, 2006, we amended our agreement with AgCountry to reduce the applicable interest rate to LIBOR plus 2.5%, suspend the annual administration fee and reduce the quarterly unused committment fee to 0.25% of the unused revolving loan committment balance for the quarter.  The capital expenditure allowance was increased to $2,500,000 before written approval is required

At September 30, 2006, we believe we satisfied all of the covenants under the loan agreement.

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

Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments and complexity:

Revenue Recognition. Revenue from the production of ethanol and related products is recorded upon delivery to customers. Interest income is recognized as earned. Income from government grant programs is recognized as costs are incurred. Government subsidies are recognized based on fulfillment of program criteria, completion of application and determination of available funding.

Derivatives and Financial Instruments. We account for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in the fair value of derivatives are recorded as a component of Cost of Sales unless the normal purchase or sale exception applies or hedge accounting is elected.

We enter into derivative instruments including future contracts and swap agreements and purchased options to fix prices for a portion of future raw material requirements. We have designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require us to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded. We have included in its cost of sales an aggregate of $182,272 of gains on completed contracts related to its hedging activities and has recorded an aggregate of $63,481 of unrealized losses for the year ended September 30, 2006, as a charge to comprehensive income as compared to $1,294,070 gains on contracts and $31,812 of unrealized losses for the period ended September 30, 2005. At September 30, 2006, the Commodities trading account-futures and options contracts amounted to $202,065, representing the lower of the cost or fair market value of the futures and options contracts recorded on the balance sheet.

Commitments and Contingencies. Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense. In conformity with accounting principles generally accepted in the United States, we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Long-Lived Assets. Depreciation and amortization of our property, plant and equipment is applied on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets placed in service. Economic circumstances or other factors may cause management's estimates of expected useful lives to differ from the actual useful lives. Differences between estimated lives and actual lives may be significant, but management does not expect events that occur during the normal operation of our plant related to estimated useful lives to have a significant effect on results of operations.

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

       Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151 "Inventory Costs."  This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for our company beginning with its fiscal year ending September, 2007. We are currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29." This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on our financial position, results of operations or cash flows.

In August 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the Statement requires retrospective application of the changes to prior periods' financial statements. This Statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This Statement, issued in February 2006, amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement:

       a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

       b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

       c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

       d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

       e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our fiscal year beginning October 1, 2007.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. We are currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement, issued in March 2006, amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities.

This Statement:

       a. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

       b. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

       c. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

       d. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

       e. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for our fiscal year ending September 30, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending September 30, 2009. We are currently evaluating the impact of the adoption of SFAS No. 158 and do not expect that it will have a material impact on our financial statements.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact, if any, that SAB 108 may have on our results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and we are currently evaluating the impact, if any, that FASB No. 48 may have on our results of operations or financial position.

       Forward-Looking Statements

This report contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

•
statements concerning the benefits that we expect will result from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

•	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

A few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific "Risk Factors" identified above, include:

•	The state of the United States economy and how it affects the desire for automobile travel;
•	The relative price of gasoline and other competing fuels;
•	Changes in government regulations for air and water quality or subsidies for production of ethanol and other fossil fuel alternatives;
•	Technological advances in the process for producing ethanol; and
•	Drought and other environmental conditions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears a variable interest rate. At September 30, 2006 there was no outstanding balance on this note. In the event that we use these funds in the future, we will be obligated to pay interest at the rate of LIBOR plus 2.5% on the outstanding balance.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. For example, it is likely and we would generally expect that a 10% increase in the cash price of grain and natural gas would produce an increase in the fair value of our derivative instruments equal to approximately $20,207 based on our positions at September 30, 2006.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of September 30, 2006, the fair value of our derivative instruments for grain is an asset in the amount of $202,065. We recorded a loss in the amount of $63,481 for the fiscal year ended September 30, 2006. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected grain usage is approximately 16.6 million bushels per year for the production of 44.8 million gallons of ethanol. We have price protection for approximately 47% of our expected grain usage for fiscal year ending September 30, 2007 using CBOT futures and options and over the counter option contracts. As we move forward, additional protection may be necessary. As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. As we move forward, additional price protection may be required to solidify our margins into fiscal year 2007. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our natural gas supplier. This purchase agreement fixes the price at which we purchase natural gas. We estimate that we have forward contracts in place for approximately 18% of our natural gas needs for fiscal 2007. We expect to acquire additional fiscal 2008 contracts for gas during August 2007 which is historically the month when the lowest annual prices occur.

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

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of September 30, 2006 and September 30, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change - Market Risk
September 30, 2006	$202,065	$20,207
September 30, 2005	319,967	31,997

We are also exposed to market risk from changes in ethanol prices. These price fluctuations are minimized in part by advanced contract pricing of our ethanol, which is designed to establish a price floor for our ethanol sales. Currently, we have entered into priced contracts for the entire amount of our anticipated ethanol production through the first three months of fiscal 2007. We have contracted for approximately 38% and 5% of our anticipated production through the second and third quarter of fiscal 2007, respectively. We will continue to advance contract for ethanol sales in fiscal 2007 to attempt to further reduce our risk related to price decreases. While this strategy minimizes the risk associated with downward price fluctuations of ethanol, it may also prevent us from realizing the full benefit of upward price movements. Although using priced contracts makes our revenue more predictable, we cannot predict the extent to which other factors such as inflation, government regulation or changing prices may affect our financial performance.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and supplementary data are included on pages F-1 to F-24 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change in our independent accountants since 2003. Stark Winter Schenkein & Co., LLP has been our independent registered public accounting firm since that time.

Item 9A. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 30, 2006, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Managers and Officers

The following table reflects our current managers and executive officers:

Name	Age	Positions With the Company	Term of Office	Manager Since

Jeff Torluemke(1)(4)	47	Chief Executive Officer, Board President, Manager	2006 Annual Meeting*	2001

Richard Sterrett(2)(5)	62	Chief Financial Officer, Board Vice President, Manager	2008 Annual Meeting	2001

Ben Dickman(1)(2)(3)	52	Board Secretary, Manager	2006 Annual Meeting	2001

Brian Baalman(2)(3)	48	Manager	2007 Annual Meeting	2001

Ron Blaesi(1)(2)	57	Manager	2007 Annual Meeting	2001

Robert Casper(4)	51	Manager	2006 Annual Meeting	2001

Scott Foote(2)	30	Manager	2008 Annual Meeting	2006

Gary Johnson(4)	59	Manager	2008 Annual Meeting	2001

David Mann(1)(2)(3)	54	Manager	2007 Annual Meeting	2001

Steven McNinch(5)	38	General Manager	N/A(5)	N/A

*	The 2006 annual meeting is held following completion of the 2006 fiscal year, in calendar 2007. Each successive meeting date is calculated similarly.
________________________

(1) Member of the Audit Committee.
(2) Member of the Risk Management Committee.
(3) Member of the Nominating Committee.
(4) Member of the Compensation Committee.
(5) The General Manager serves at the pleasure of the Board.
________________________

The following information summarizes the business experience for at least the last five years, of the managers, officers of the Company, and persons nominated to be managers of the Company:

Jeff Torluemke. Mr. Torluemke has been a member of our Board since our company’s inception. He serves as President of the Board and has served as our Chief Executive Officer since January 2006. He previously served as our Chief Executive Officer from 2001 until November 12, 2003. Mr. Torluemke received a Bachelor of Science in Agricultural Economics from Colorado State University in 1981. He has been the executive vice president of the State Bank of Hoxie since 1993. From 1985 to 1993 he held various positions, including Chairman, of the Peoples State Bank in Colby, Kansas. He has also farmed in the Hoxie, Kansas area since 1976. He has served as president of the Bankers Association of Northwest Kansas, and on the Agricultural Committee of the Kansas Bankers Associations.

Richard Sterrett. Mr. Sterrett has been a member of our Board since our company’s inception and has also served as our Chief Financial Officer and Vice President of the Board since that time. Mr. Sterrett attended Fort Hays State College. He has been farming in the Quinter, Kansas area since 1961. He owned Sterrett Chemical Co. for 35 years until 2003, and is the owner and manager of SCI Sales, Inc. He currently serves on the Ogallala Aquifer Management Committee to the Governor of Kansas, and is a member of the Smoky Hill-Saline Basin Advisory Committee to the Kansas Water Authority. He was the past chairman of the board of trustees of the Gove County Medical Center, and a past board member of the Northwest Kansas Groundwater Management District, the Kansas Fertilizer and Chemical Institute, and Williams Company’s Dealer Advisory Council.

Ben Dickman. Mr. Dickman has been a member of our Board since our company’s inception. He serves as Secretary of the Board. He received a Bachelor of Science in Agricultural Economics from Kansas State University in 1975. He has been farming in the Grinnell, Kansas area since 1976 and is currently a member of the School Board for the U.S.D. 291 Grinnell School District.

Brian Baalman. Mr. Baalman has been a member of our Board since our company’s inception. He has been farming in Sheridan, Thomas and Gove counties in Kansas since 1974. He also owns a 10,000-head feed yard that he leases to a third party. He is a lifetime resident of Menlo, Kansas and is currently the President of the Kansas Corn Growers Association. He is a past President of the Northwest Kansas Corn Growers Association.

Ron Blaesi. Mr. Blaesi has been a member of our Board since our company’s inception. He received a Bachelor of Science degree in History from Kansas State University in 1971. Mr. Blaesi has been a cash grain farmer since 1971 in the Sharon Springs area of Kansas, and currently serves as the Secretary of the Board of Directors of the Kansas Corn Commission. He has held various positions in the National Corn Growers organization, as well as the U.S. Grain Council. He has also previously served as President of the Wallace County Farm Bureau, and as President of the Northwest Kansas Farm Management Association. Mr. Blaesi has also served on the Board of Directors of the Wallace County Farmers Union.

Robert Casper. Mr. Casper has been a member of our Board since our company’s inception. He received a Biology degree from Trinity University in 1977. He is currently the president of Ethanol Products, LLC, an ethanol marketing company. Prior to joining Ethanol Products in 2000, his previous business experience included seven years as Executive Vice President of Koch Petroleum Group, LP, and five years as executive vice president of Koch Carbon, Inc. He also previously served as Managing Director of Koch Hydrocarbon Partnership, B.V., as Director of Koch Supply and Trading, Ltd, as well as vice president of C. Reiss Holding Company, and vice president of Matador Coal Company.

Scott Foote. Mr. Foote was elected to our Board in March 2006. He grew up on a farm in Bucyrus, Kansas and moved to Hoxie when his family purchased Hoxie Feedyard in 1997. He currently acts as manager of Hoxie Feedyard. He graduated from Kansas State University in 1997 with a bachelor's degree in Agricultural Economics and in 2004 with a master's degree in Agribusiness. Mr. Foote is a member of Hoxie Elks Lodge, Hoxie Rotary Club, Kansas Cattlemen's Association and R-CALF United Stockgrowers of America.

Gary Johnson. Mr. Johnson has been a member of our Board since our company’s inception. He graduated from Cowley County Junior College. He has been co-owner of Mitten Truck Stop, Inc. for the past 38 years, and currently serves on the board of the Kansas Petroleum Marketers Association. He is a past board member of the National Texaco Travel Plaza Association and the National Texaco Wholesale Association. He has also sat on the Logan County Fair Board and was past president of the Oakley Country Club.

David Mann. Mr. Mann has been a member of our Board since our company’s inception. He attended Kansas State University. Mr. Mann has been a farmer and cattle rancher in the Quinter, Kansas area for 31 years. He currently serves as a board member of the Northwest Kansas Groundwater Management District #4, and has also served on the school board for the U.S.D. 293 School District, and the board of the Northwest Kansas Educational Service Center in Oakley, Kansas.

Steven McNinch. Mr. McNinch was appointed General Manager of our company in February 2006. Immediately prior to his appointment, Mr. McNinch served as the polyurethane department manager for the Belleville Shoe Manufacturing Company in Belleville, Illinois, where he was responsible for day-to-day operations, capital budgeting and staffing of the department and had occupied that position from November 2004. Between 2002 and November 2004, he was the manufacturing manager for DBM Technologies of Owensboro, Kentucky, where he was responsible for the day-to-day operations of two manufacturing facilities engaged in the production of plastic automotive components. From 1998 to 2001, Mr. McNinch served as the manager of manufacturing for Rubbermaid in Winfield, Kansas, where he was responsible for the day-to-day operation of two manufacturing facilities engaged in the production of household products. He received a Bachelor of Arts in Chemistry and Physics in 1995 and a Master of Business Administration in 2002 from the Southwestern College located in Winfield, Kansas.

Board Committees and Meetings

Our Board of Managers maintains a standing audit, nominating compensation and risk management committee.

Audit Committee. The Audit Committee, comprised of Jeff Torleumke, Ben Dickman, Ron Blaesi and David Mann, oversees the selection and appointment of our independent accountants by the Board of Managers, reviews the proposed scope, content and results of the audit performed by the accountants and any reports and recommendations made by them. We believe the members of the Audit Committee meet the definition of “independent” as defined in Rule 4200(a)(15) of the Nasdaq Stock Market, Inc. Marketplace Rules except for Mr. Torleumke. By virtue of his current service as our Chief Executive Officer, Mr. Torleumke is not “independent” as defined in the rule.

Our Board of Managers has determined that Jeff Torluemke qualifies as an audit committee financial expert, in that he has (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls over financial reporting; and (v) an understanding of the audit committee functions. Mr. Torluemke acquired these attributes through experience in connection with his responsibilities at the State Bank of Hoxie, where he serves as an officer. We believe Mr. Torleumke is no longer considered “independent” under Rule 4200(a)(15) of the Nasdaq Stock Market, Inc. Marketplace Rules due to the fact that he is serving our company in the capacity of Chief Executive Officer.

Audit Committee Report. The Audit Committee of our Board of Managers is pleased to present the following Audit Committee report:

We have reviewed and discussed the Company's audited financial statements for the fiscal year ended September 30, 2006 with management and have reviewed related written disclosures of Stark Winter Schenkein & Co., LLP, our independent registered public accounting firm, of the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU Section 380), as amended with respect to those statements. We have reviewed the written disclosures and the letter from Stark Winter Schenkein & Co., LLP required by Independence Standards Board No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees) and have discussed with Stark Winter Schenkein & Co., LLP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, we recommended to the Board of Managers that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

We have also reviewed the various fees that we paid or accrued to Stark Winter Schenkein & Co., LLP during fiscal 2006 for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table sets forth fees paid to our independent accountants, Stark Winter Schenkein & Co., LLP for the last two fiscal years:

	2006	2005
Audit Fees	$38,050	$53,010
Audit Related Fees	15,450	0
Tax Fees	0	42,867
All Other Fees	8,185	8,565
Total Fees	$61,685	$104,442

It is the policy of the Audit Committee to engage the independent accountants selected to conduct the financial audit for the Company and to confirm, prior to such engagement, that such independent accountants are independent of the Company. Also in keeping with its policy, all services of the independent accountants reflected above were pre-approved by the Audit Committee.

       The Audit Committee adopted a written charter in November 2005 which may be updated from time to time.

Respectfully submitted,

Ben Dickman (Chairman)
Jeff Torluemke
David Mann
Ron Blaesi

Nominating Committee. The Nominating Committee, comprised of Brian Baalman, Ben Dickman and David Mann, is responsible for identifying and evaluating potential candidates for nomination to the Board of Managers and reporting to the Board thereon. The Nominating Committee has not adopted a formal charter. Our Board has adopted the following criteria which an individual must meet in order to be nominated to our Board of Managers: (i) the individual must be a natural person over 21 years of age; (ii) the individual should have management experience; (iii) the individual should have knowledge about the issues affecting the Company's business; (iv) the individual should have exemplary personal integrity and reputation, sound judgment, and strong decision-making ability; (v) independence; and (vi) the individual should have sufficient time to devote his or her energy and attention to the diligent performance of his or her duties, including, but not limited to, review of our company's documents, SEC filings and other materials and the attendance at Board and committee meetings, as applicable.

Our Operating Agreement provides that the Board of Managers shall be comprised of nine individuals. The Board of Managers evaluates the appropriate size, from time to time, and may make recommendations to the members if it deems change is appropriate. If vacancies are anticipated or otherwise arise, the Board of Managers considers candidates for Managers suggested by members of the Board of Managers, as well as management, members, and other parties. The Board has consistently maintained a policy of considering the nomination of candidates recommended by its members.

In the case of an incumbent manager whose term of office expires, the committee or the Board will review such manager's service to our company during the past term, including, but not limited to, the number of Board and committee meetings attended, as applicable, quality of participation, and whether the candidate continues to meet the general qualifications for a Board member outlined above, and make a recommendation regarding such manager's nomination for re-election. If any member of the Board of Managers is an incumbent manager eligible to stand for re-election, such manager shall not participate in the discussion of such manager's recommendation for nomination for election as a manager by the Board of Managers.

In the case of a new manager candidate, the committee may evaluate whether the nominee is independent, as independence is defined in Rule 4200(a)(15) of the NASDAQ Stock Market, Inc., Marketplace Rules, and whether the nominee meets the qualifications for a Board member outlined above. In connection with such evaluation, the committee determines whether the Board should interview the nominee, and if warranted, one or more members of the committee shall interview the nominee in person or by telephone. Upon completing the evaluation, and the interview if deemed necessary, the committee makes a recommendation as to whether to nominate the director nominee for election at the next meeting of members at which managers will be elected.

Our Nominating Committee will consider properly submitted member recommendations of candidates to our Board. A member who wishes to recommend a prospective manager nominee should send a letter directed to the Nominating Committee of the Board of Managers at 3022 County Road 18, Oakley, Kansas 67748. Such letter must be signed and dated and the following information must be included in or attached to the letter: (i) name and address of the member making the recommendation; (ii) proof that the member was the member of record, and/or beneficial owner of membership units as of the date of the letter; (iii) the name, address and resume of the recommended nominee; and (iv) the written consent of the recommended nominee to serve as a manager of the Company if so nominated and elected.

Compensation Committee. The Compensation Committee, comprised of Jeff Torluemke, Gary Johnson and Robert Casper, is responsible for reviewing the compensation of our executive officers and managers on an ongoing basis. In performing this function, the Compensation Committee may consider, among other things, the types of compensation and amounts paid to officers and directors of companies of similar size, stage of development in our industry and activity levels. The committee may also consider the need to maintain competitiveness and recruit and retain qualified personnel within the context of our financial and other resources.

Risk Management Committee. The Risk Management Committee, comprised of Brian Baalman, Ron Blaesi, Ben Dickman, Scott Foote, David Mann and Richard Sterrett, is responsible for evaluating and managing price risks arising from fluctuations in prices of commodities with a focus on our ethanol price margin. The committee makes recommendations to management with respect to our forward-contracting and hedging strategies to assist us in managing these risks.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4 and 5, filed under the Securities Exchange Act of 1934, and written representations received by our company from its officers, directors, and the holders of 10% or more of its membership units, we do not believe any individual failed to timely file such form as required by Section 16 of the Exchange Act during the fiscal year ended September 30, 2006. However, we believe that Hoxie Feedyard, the owner of more than 10% of the outstanding membership units, has failed to file any reports required by Section 16.

Code of Ethics

On January 18, 2005, our Board of Managers adopted a code of ethics for the Chief Executive Officer, Principal Financial and Accounting Officers, controller and persons who perform similar functions for our company. The code is designed to promote honesty and integrity and to avoid conflicts of interest between personal and professional relationships in conducting our business affairs. We filed a copy of the code as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 and any interested member may obtain a copy without charge by contacting Debbie Nelson at (785) 672-8810 or dnelson@wpcllc.com.

Item 11. Executive Compensation.

Steven McNinch serves as our General Manager after joining us in February 2006. In fiscal 2006, he was compensated by us at an annual base salary of $120,000 per year, beginning in March 2006. His current yearly salary remains the same. Jeff Torluemke serves as Chief Executive Officer in an unpaid capacity.

We reimburse our officers and managers for reasonable expenses incurred in connection with services rendered on our behalf. We recruit and hire permanent employees who are compensated on a regular basis pursuant to agreed upon salaries. We have not and do not expect to establish any option based or other type of equity incentive plan for employees. However, we offer to our full-time employees typical health and other employee benefits that do not discriminate in scope, terms or operation in favor of our executive officers or directors and that are available to all of our salaried employees.

The following table summarizes the compensation earned by our Chief Executive Officer, General Manager and each of the other most highly compensated non-executive officer employees whose total compensation exceeded $100,000 in 2006, and for the years indicated below:
		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation

Jeff Torluemke,	2006	$—	$—	$—	$—	$—	$—	$	—(1)
Chief Executive Officer	2005	—	—	—	—	—	—		—
and President	2004	—	—	—	—	—	—		—

Steven McNinch,	2006(2)	73,022	30,000	—	—	—	—		—
General Manager

______________________________

(1)  Excludes fees received by Mr. Torluemke in his capacity as a member of the Board of Managers and amounts received as member distributions, which are paid under the same terms and conditions as the other members.

(2) Mr. McNinch was appointed our General Manager effective February 21, 2006.

Board of Managers

Each member of the Board of Managers receives $300 for each meeting attended in person and $150 for each committee meeting attended. We also reimburse the Managers for reasonable expenses incurred by them in carrying out their duties as such. Members of the Board Managers who are also holders of capital units will receive the same membership benefits that other members receive.

Employment Agreements

Effective March 27, 2006, we entered into an employment contract with Steven McNinch, our General Manager, which provides for payment of annual salary to Mr. McNinch in the amount of $120,000 and certain other benefits, including a moving allowance. If the Employment Agreement is terminated without “cause” as defined therein, Mr. McNinch is entitled to severance pay equal to three months salary. The Employment Agreement continues until February 21, 2007, unless sooner terminated in accordance with its terms.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the ownership of our capital units by each officer and manager individually, all officers and managers as a group and all beneficial owners known to us to hold more than 5% of any class of the Company’s membership units. As of December 29, 2006, we had issued and outstanding 2,286 Class A units; 1,744 Class B units; and 50 Class C units. Unless otherwise stated, the address of each individual is c/o Western Plains Energy, LLC, 3022 County Road 18, Oakley, Kansas 67748. All unit ownership listed in the table is direct, unless otherwise indicated.

The following unit holders have sole voting and investment power with respect to the units, unless otherwise indicated:

Class	Name	Number of Units	% of Class
Class A	Jeff Torluemke, Manager, Officer(1)	35	1.53%
Class A	Richard Sterrett, Manager, Officer(2)	48	2.10%
Class A	Brian Baalman, Manager(3)	127	5.56%
Class A	Ronald Blaesi, Manager	12	0.52%
Class A	Ben Dickman, Manager(4)	24	1.05%
Class A	Gary Johnson, Manager	14	0.61%
Class A	David Mann, Manager(5)	14	0.61%
Class A	Managers and Officers as a group	274	11.99%

Class B	Jeff Torluemke, Manager, Officer	107	6.14%
Class B	Richard Sterrett, Manager, Officer(6)	16	0.92%
Class B	Gary Johnson, Manager(7)	18	1.03%
Class B	Scott Foote, Manager(8)	413	23.68%
Class B	Hoxie Feedyard, Inc., Member (9)	413	23.68%
Class B	Roch Meier, Member(10)	100	5.73%
Class B	Brian Baalman, Manager	50	2.87%
Class B	Managers and Officers as a group	604	34.63%

Class C	Robert Casper, Manager(11)	50	100%
Class C	Ethonol Products, LLC (12)	50	100%
Class C	Managers and Officers as a group	50	100%

________________________

(1) Includes five (5) Class A units owned by Mr. Torluemke’s spouse.
(2) Represents Class A units owned by Richard Sterrett Trust No. 9. Mr. Sterrett is the sole Trustee.

(3) Includes twelve (12) Class A units owned by the Baalman Feedyard Partnership and twelve (12) Class A units owned by the B2C Partnership. The Baalman Feedyard Partnership is a Kansas general partnership. Its two partners are: B2C Partnership, a Kansas general partnership owned and controlled by two Kansas corporations, one solely owned by Mr. Baalman and one solely owned by his spouse; and the Gary and Janice Baalman, L.P.
(4) Includes four (4) Class A units owned by BJ Ag Producers, Inc., a Kansas corporation. Mr. Dickman is the President and 50% owner of BJ Ag Producers, Inc. Mr. Dickman’s spouse also owns 50% of BJ Ag Producers, Inc.
(5) Includes six (6) Class A units owned by Mr. Mann’s spouse.
(6) Includes sixteen (16) Class B units owned by Sunflower Chemical. Mr. Sterrett has a 50% ownership interest in Sunflower Chemical.
(7) Includes eight (8) Class B units owned by Mitten, Inc. Mr. Johnson owns 51% of Mitten, Inc., and is the President and General Manager.
(8) Includes 413 Class B units owned by Hoxie Feedyard, Inc.  Mr. Foote is the general manager of Hoxie Feedyard, Inc. and in that capacity has been given voting control over these units by voting agreement.
(9) Hoxie Feedyard Inc.'s address is P.O. Box 65, Hoxie, Kansas, 67740.
(10) The unitholder’s address is HC 1 Box 53, Menlo, Kansas, 67753.
(11) Represents the fifty (50) Class C units owned of record by Ethanol Products, LLC.  Mr. Casper is the President of Ethanol Products, LLC and has an 18.5% ownership interest in that entity.
(12) Ethanol Products, LLC's address is 111 South Ellis, Wichita, Kansas, 67211.
____________________

Changes in Control

We know of no arrangements, including the pledge of any units, that would result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions.

Ethanol Products, LLC. We sell all of the ethanol that we produce to Ethanol Products, LLC. In exchange, we receive the gross sales price of the ethanol, less the costs of transportation and storage and an administrative fee of $.01 per gallon of ethanol sold. During the fiscal years ended September 30, 2006 and 2005, we paid $455,353 and $401,800, respectively, in administrative fees to Ethanol Products. Mr. Robert Casper, a member of the Board of Managers and the owner of all of the outstanding Class C membership units, is the president of that entity and the owner of 18.5% of the ownership interest.

ICM, Inc. We contracted with ICM, Inc. for the original construction, expansion and maintenance of our ethanol plant and the purchase of substantially all the equipment used in that facility. During the fiscal year ended September 30, 2006 and the 2005 fiscal year, the Company paid ICM an aggregate of $377,206 and $4,143,666, respectively, for the construction and expansion of the plant. Mr. David Vander Griend, a former member of the Board of Managers and the former beneficial owner of more than 10% of the outstanding Class B membership units, is also the president and controlling shareholder of ICM.

We contract with United Bio Energy Ingredients, LLC ("UBE") to sell the distillers grains produced at our plant. Under the terms of our contract with UBE, we receive the gross selling price of the grain, less applicable transportation costs and a fee of two to two and one-half per cent of the selling price, depending on whether UBE sells distillers wet grains or distillers dried grains. During the fiscal year ended September 30, 2006 and the 2005 fiscal year, the Company paid UBE a fee of $295,458 and $261,121, respectively, in connection with the sale of distillers grains. UBE is owned by ICM.

Our Board of Managers considers these arrangements with Ethanol Products and ICM to be no less favorable than could be obtained from an unaffiliated party.
     Each manager or their affiliates own capital units in our company and as members they receive distributions under the same terms and conditions as other members.

Item 14. Principal Accounting Fees and Services.

See Item 10 above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

See Exhibit Index following financial statements in this report for a listing of exhibits filed with, or incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Oakley, Kansas on December 28, 2006.

WESTERN PLAINS ENERGY, L.L.C.

By:	/s/ Jeff Torluemke
Jeff Torluemke, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Torluemke	President, Chief Executive Officer and Manager	December 28, 2006
Jeff Torluemke

/s/ Richard Sterrett	Vice President, Chief Financial	December 27, 2006
Richard Sterrett	Officer, Chief Accounting
Officer, Manager

/s/ Gary Johnson	Manager	December 28, 2006
Gary Johnson

/s/ Ronald Blaesi	Manager	December 28, 2006
Ronald Blaesi

/s/ Ben Dickman	Manager	December 28, 2006
Ben Dickman

WESTERN PLAINS ENERGY, L.L.C.
YEAR ENDED SEPTEMBER 30, 2006

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members and Board of Managers
Western Plains Energy, LLC

We have audited the accompanying balance sheet of Western Plains Energy, LLC as of September 30, 2006 and 2005, and the related statements of operations, changes in members' equity, and cash flows for the years ended September 30, 2006 and 2005 and the nine months ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Plains Energy, LLC as of September 30, 2006 and 2005, and the results of its operations, and its cash flows for the years ended September 30, 2006 and 2005, and the nine months ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
December 20, 2006

WESTERN PLAINS ENERGY, L.L.C.
BALANCE SHEETS
SEPTEMBER 30, 2006 AND 2005

ASSETS

CURRENT ASSETS	2006	2005
Cash	$14,990,238	$1,245,903
Accounts receivable	5,624,619	3,590,867
Accounts receivable - government subsidies	222,064	490,872
Inventory	1,456,464	1,514,260
Prepaid expense	48,004	32,390
Commodities trading account- futures and options contracts	202,065	319,967
Total current assets	22,543,454	7,194,259

PROPERTY AND EQUIPMENT
Land	701,872	605,872
Land improvements	748,371	660,280
Manufacturing equipment	38,378,290	37,950,052
Buildings	1,429,128	1,399,943
Vehicles	316,424	182,158
Office equipment, furniture, fixtures	174,803	211,629
Construction-in-progress	1,099,730	180,000
Spare parts	228,967	41,988
	43,077,585	41,231,922
Less: Accumulated depreciation	(15,859,396)	(10,278,090)
	27,218,189	30,953,832

OTHER ASSETS
Investment in industrial development revenue bonds	32,000,000	32,000,000
Loan origination fees, net	264,071	297,779
Financing fees, net	180,717	187,449
Deposits	97,834	97,834
	32,542,622	32,583,062

TOTAL ASSETS	$82,304,265	$70,731,153

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,378,714	$1,971,162
Accrued interest	2,363	6,058
Current portion of long term debt	34,825	1,701,000
Total current liabilities	2,415,902	3,678,220

LONG TERM DEBT	42,944	4,480,000

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A Capital Units, 2,286 issued	10,910,140	10,910,140
Class B Capital Units, 1,744 issued	8,640,895	8,640,895
Class C Capital Units, 50 issued	250,000	250,000
Membership distributions	(37,168,800)	(8,608,800)
Accumulated comprehensive (loss)	(95,293)	(31,812)
Retained earnings	65,308,477	19,412,510
Total members' equity	47,845,419	30,572,933

TOTAL LIABILITIES AND MEMBERS' EQUITY	$82,304,265	$70,731,153

Please refer to accompanying notes to financial statements.

WESTERN PLAINS ENERGY, L.L.C.
STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2006 AND 2005, AND
THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	FISCAL YEAR	FISCAL YEAR	NINE MONTHS
	ENDED	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2006	2005	2004

REVENUE	$108,794,979	$62,347,178	$39,862,629
COST OF SALES	56,127,926	44,092,866	32,271,179
GROSS PROFIT	52,667,053	18,254,312	7,591,450

EXPENSES
General and administrative expenses	2,235,393	1,716,228	1,003,228
Depreciation expense	5,644,319	5,446,248	4,851,327
Amortization expense	40,440	41,005	10,669
Total expenses	7,920,152	7,203,481	5,865,224

Income from operations	44,746,901	11,050,831	1,726,226

Other income (expense)
Interest expense	(241,952)	(931,710)	(738,053)
Interest income	164,052	39,699	-
Interest from industrial development revenue bonds	1,120,000	1,120,000	768,746
Plant lease expense	(1,120,000)	(1,120,000)	(768,746)
Grant and subsidy income	1,349,630	2,784,476	6,380,176
Other income (expense)	(122,666)	66,073	25,214

Total other income	1,149,066	1,958,538	5,667,337

NET INCOME	45,895,967	13,009,369	7,393,563

Unrealized losses on grain contracts	(63,481)	(31,812)	(622,925)

COMPREHENSIVE INCOME	$45,832,486	$12,977,557	$6,770,638

NET INCOME PER UNIT
BASIC AND DILUTED	$11,249.01	$3,188.57	$1,812.15

DISTRIBUTIONS PER UNIT	$7,000.00	$2,110.00	$-
WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	4,080	4,080	4,080

Please refer to accompanying notes to financial statements.

WESTERN PLAINS ENERGY, L.L.C.
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

								Retained	Accumulated
	Class A		Class B		Class C		Membership	Earnings	Comprehensive
	Units	Amount	Units	Amount	Units	Amount	Distributions	(Deficit)	(Loss)	Total

Balance, December 31, 2003	2,286	$10,910,140	1,744	$8,640,895	50	$250,000	$-	$(990,422)	$-	$18,810,613

Change in grain hedging contracts	-	-	-	-	-	-	-	-	(622,925)	(622,925)

Net income	-	-	-	-	-	-	-	7,393,563	-	7,393,563

Balance, September 30, 2004	2,286	10,910,140	1,744	8,640,895	50	250,000	-	6,403,141	(622,925)	25,581,251

Distributions to members	-	-	-	-	-	-	(8,608,800)	-	-	(8,608,800)

Change in grain hedging contracts	-	-	-	-	-	-	-	-	591,113	591,113

Net income	-	-	-	-	-	-	-	13,009,369	-	13,009,369

Balance September 30, 2005	2,286	10,910,140	1,744	8,640,895	50	250,000	(8,608,800)	19,412,510	(31,812)	30,572,933

Distributions to members	-	-	-	-	-	-	(28,560,000)	-	-	(28,560,000)

Change in grain hedging contracts	-	-	-	-	-	-	-	-	(63,481)	(63,481)

Net income	-	-	-	-	-	-	-	45,895,967	-	45,895,967

Balance September 30, 2006	2,286	$10,910,140	1,744	$8,640,895	50	$250,000	$(37,168,800)	$65,308,477	$(95,293)	$47,845,419

Please refer to accompanying notes to financial statements.

WESTERN PLAINS ENERGY, L.L.C.
STATEMENTS OF CASH FLOW
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2006 AND 2005, AND
THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	FISCAL YEAR	FISCAL YEAR	NINE MONTHS
	ENDED	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2006	2005	2004

OPERATING ACTIVITIES
Net income	$45,895,967	$13,009,369	$7,393,563
Depreciation	5,644,319	5,446,248	4,851,327
Amortization	40,440	41,005	10,669
Conversion of unrealized losses on grain hedging contracts to realized losses	(63,481)	591,113	(622,925)
Changes in assets and liabilities
Accounts receivable	(2,033,752)	(1,398,022)	(2,192,845)
Accounts receivable - Government subsidies	268,808	1,870,363	(2,361,235)
Inventory	57,796	(258,578)	(1,255,682)
Deposits	-	-	(97,834)
Prepaid expenses	(15,614)	1,330	7,080
Loan origination and financing fees	-	-	14,583
Accounts payable and accrued expenses	407,551	1,610,986	293,931
Accrued interest	(3,695)	4,430	1,628
Accounts payable - construction -related party	-	-	(5,231,553)
NET CASH PROVIDED BY OPERATING ACTIVITIES	50,198,340	20,918,244	810,707

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,908,675)	(4,640,399)	(2,476,242)
Disbursements of advances on grain	-	-	(453,600)
Receipts of advances on grain	-	-	453,600
Purchase of futures and options contracts	117,902	108,838	(427,805)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,790,773)	(4,531,561)	(2,904,047)

FINANCING ACTIVITIES
Distributions to members	(28,560,000)	(8,608,800)	-
Borrowings on line of credit and advances payable	-	-	(5,000,000)
Proceeds from notes payable	80,475	687,500	9,757,634
Payment of notes payable	(6,183,706)	(10,462,500)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(34,663,231)	(18,383,800)	4,757,634

NET INCREASE (DECREASE) IN CASH	13,744,335	(1,997,117)	2,664,294

CASH - BEGINNING OF PERIOD	1,245,903	3,243,020	578,726

CASH - END OF PERIOD	$14,990,238	$1,245,903	$3,243,020

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$245,647	$927,281	$736,425

Non-cash Investing and Financing Activities
Investment in industrial revenue bonds	$-	$-	$13,366,710
Lease obligation	$-	$-	$13,366,710
Conversion of note payable to line of credit	$-	$-	$5,000,000

Please refer to accompanying notes to financial statements.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

Derivatives and Financial Instruments

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in the fair value of derivatives are recorded as a component of Cost of Sales unless the normal purchase or sale exception applies or hedge accounting is elected.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

The Company enters into derivative instruments including future contracts and swap agreements and purchased options to fix prices for a portion of future raw material requirements. The Company has designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require the Company to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded. The Company has included in its cost of sales an aggregate of $182,272 of gains on completed contracts related to its hedging activities and has recorded an aggregate of $63,481 of unrealized losses for the year ended September 30, 2006, as a charge to comprehensive income as compared to $1,294,070 gains on contracts and $31,812 of unrealized losses for period ended September 30, 2005. At September 30, 2006, the commodities trading account-futures and options contracts amounted to $202,065, representing the lower of the cost or fair market value of the futures and options contracts recorded on the balance sheet.

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
Vehicles                    7 years
Office equipment and furniture              7 years

Depreciation expense for the years ended September 30, 2006 and 2005 amounted to $5,644,319 and $5,446,248, respectively. For the nine months ended September 30, 2004, depreciation expense amounted to $4,851,327.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

Offering Costs

Costs incurred related to the initial public offering of Class A and Class B capital units were recorded as prepaid offering costs until the subscriptions for Class A and Class B capital units related to the offering were accepted by the Company. Prepaid offering costs were then allocated to members’ equity in proportion to the number of units issued versus the total number of units issuable from the Company’s offering.  Offering costs include direct costs related to the offering such as legal fees, registration costs and other direct costs associated with the offering.

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

Concentration of Credit Risk

The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. At September 30, 2006, the Company’s balances exceeded insured limits by $14,685,662.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and long-term debt. Fair values were assumed to approximate carrying values for these financial instruments other than long term debt because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s long-term debt approximated fair values based on the current market conditions for similar debt instruments.

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

 Segment Information

The Company follows SFAS 130, “Disclosures about Segments of an Enterprise and Related Information”. Certain information is disclosed, per SFAS 130, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements if it expands its operations.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS 131, “Reporting Comprehensive Income,” which requires the reporting of all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized.  This encompasses unrealized gains and losses from available-for-sale securities held. The Company recorded a comprehensive loss of $63,481 and $31,812 at September 30, 2006 and September 30, 2005 respectively, and a $622,925 comprehensive loss for the nine months ended September 30, 2004, to recognize a decrease in the fair value of unfulfilled future purchase contracts for raw materials at that date.

Accounts Receivable

The Company's accounts receivable are due from distributors in the ethanol and livestock feed industries. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. There was no allowance for doubtful accounts at September 30, 2006 and 2005.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory reserves are established for obsolescence based on expiration dating of perishable products and excess levels of inventory on hand. Inventories at September 30, 2006, 2005, and 2004, consist of the following:

	2006	2005	2004
Raw materials	$462,133	$723,333	$505,434
Work-in-process	719,689	559,559	399,951
Finished goods	274,642	231,368	350,297
	$1,456,464	$1,514,260	$1,255,682

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

Shipping and Handling

The cost of shipping products to customers is included in cost of goods sold. Amounts billed to a customer in a sale transaction related to shipping and handling is classified as revenue.

Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending September 30, 2007. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In August 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

SFAS 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" This Statement, issued in February 2006, amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement:
a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
This Statement is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year beginning October 1, 2007.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided that the Company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that the Company holds at the date of adoption on an instrument-by-instrument basis.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on its financial statements.

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140"

This Statement, issued in March 2006, amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:
1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending September 30, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending September 30, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC"), adopted SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company's results of operations or financial position.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 3 - LAND

During the period ended September 30, 2005, the Company capitalized land costs of $101,968 in acquiring land with a railway site to facilitate possible plant expansion in the future.

During the period ended September 30, 2006, the Company capitalized land costs of $96,000 in acquiring 80 acres of land with water rights to facilitate possible plant expansion in the future.

NOTE 4 - MEMBERS’ EQUITY

As specified in the Company’s Third Amended and Restated Operating Agreement, the Company has four classes of membership capital units: Class A, B, C and D. Capital units of each class are issued in denominations of $5,000.

Class A and Class B capital units were offered for sale in the public offering.  A total of 3,967 Class A and B capital units were offered at a price of $5,000 per unit pursuant to a registration statement filed with the Securities and Exchange Commission, with a minimum of $15,735,000 and a maximum of $19,835,000 proceeds from such offering of units.

The Company’s Class A capital units were offered only to producers of agricultural products, with a minimum purchase of two (2) Class A Capital Units per investor.  The Company also offered to sell Class B capital units with a minimum purchase of seven (7) Class B capital units per investor.

The Offering was competed in 2003 with 2,120 Class A and 1,744 Class B units sold for gross proceeds of $19,330,000.

For Class C capital units subscribed in a private placement prior to the public offering, 10% of the offering price was due upon subscription with the remaining amount executed as a promissory note due at the call of the Board of Managers. In 2003, the Company closed the sale of 50 Class C Units, totaling $250,000, from Ethanol Products, LLC.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

Income and losses are allocated to members based on their respective percentage of membership interest. Distributions to members must be no less than 20% of net cash from operations, as defined in the Operating Agreement, if net cash from operations exceeds $500,000 on an annual basis, provided that any such distribution does not constitute or cause a default under any of the Company’s loan documents or credit facilities.

Upon dissolution of the Company, and after the payment of all debts and liabilities of the Company, the assets shall be distributed to the unit holders ratably in proportion to the credit balances in their respective capital accounts for all classes of units.

During the years ended September 30, 2006 and 2005, the Company made distributions to its members of $28,560,000 and $8,608,800, respectively. There were no distributions made during the nine months ended September 30, 2004.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 5 - FINANCING ARRANGEMENTS
Construction and permanent financing

During July 2003, the Company entered into a credit agreement with Ag Country Farm Credit Services, FLCA (AgCountry) that established a $22,000,000 (or 55% of construction costs, whichever is less) multiple-advance, non-revolving construction loan for construction of the ethanol plant. The construction note expired August 1, 2004, with the amount outstanding converted into a permanent term loan to be amortized over a 10 year period. This loan was paid in full June 30, 2006. $5,000,000 of this note was converted to a revolving credit facility to reduce interest costs and to aid cash management. The borrowing amount available under the revolving credit line was reduced to $4,000,000 at September 30, 2006, and the balance outstanding was $0 at September 30, 2006.

During the construction period, interest-only payments equal to the London Interbank Offered Rate (LIBOR) plus 4% were due monthly.

During August 2004, the Company converted the construction loan into a term loan, which was being repaid in quarterly principal payments of $425,000 plus accrued interest based on the 30 day LIBOR indexed rate of LIBOR plus 4.00%, and a $5,000,000 credit line. The revolving credit facility was paid in full during September 2004. In addition, the Company entered into an agreement with Ag Country Farm Credit Services in October 2004 that established a $3,500,000 expansion loan to fund a portion of a plant expansion to increase ethanol production to 40,000,000 gallons per year capacity. This note was paid in full prior to September 30, 2005.

The term loan is subject to certain restrictive covenants, and required payment of origination, participation and other fees totaling $337,107 and an annual administrative fee of $25,000. The $362,107 of financing costs are being amortized over the life of the loan (10 years), commencing with the loan’s conversion into a permanent loan which occurred during August 2004. Of that amount, $40,440 and $41,005 was amortized and expensed in the years ended September 30, 2006, and 2005 respectively. $10,669 was amortized over the nine months ended September 30, 2004. The annual administrative fee is amortized over 12 months.

The Third Amendment to the Credit Agreement dated July 29, 2003, was executed on March 7, 2006, which increased allowable dividends up to 75% of net income with distributions up to 100% of net income, so long as Borrower maintains working capital that exceeds $5,000,000 and a defined leverage ratio of .60:1. The Amendment also waived certain compliance requirements for dividends paid in prior periods.

During the period ended September 30, 2004, the Company entered into two irrevocable standby letters of credit (the Letters of Credit) for $120,000 and $500,000, respectively. The Letters of Credit are for the benefit of the Company’s utility provider. The Letters of Credit expire on December 31, 2011.

The Company purchased a new vehicle June 30, 2006. The purchased was financed partially by the value of a vehicle traded-in ($11,133), and the balance of $34,475 was financed by an offer from GMAC financing for a term of 36 months at 0.00% interest. The monthly payment is $902 with the balance of the note September 30, 2006, of $29,769.

In December 2005, the Company purchased 80 acres of land for $96,000. The terms of the agreement required the Company to pay $24,000 prior to December 31, 2005, and an additional $24,000 prior to January 31, 2006. Both payments were made in a timely manner. The balance of $48,000 will be paid in two equal principal payments of $24,000 plus accrued interest at the rate of 6.0% per annum in January 2007, and 2008. The balance of this note at September 30, 2006 was $48,000 with accrued interest payable of $2,363.

NOTE 6 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Board of Managers has entered into various agreements regarding the formation, operation and management of the Company. Significant agreements are as follows:

Employee 401-K Plan

The Company established a 401-K retirement plan November 1, 2004, for its employees. The Company matches employee contributions to the plan up to 5% of employee’s gross income. The amount contributed by the Company is vested 25% per year on behalf of the employee. The Company contributed $88,421, and $52,202 for fiscal years ended September 30, 2006, and 2005, respectively.

Energy Management Services

The Company has entered into an agreement with U.S. Energy Service, Inc. for energy management and engineering services.  The initial term of the agreement expired on August 31, 2003, and is renewable for one-year terms unless terminated by either party with 30 days advance notice.  The agreement provides for fees of $2,800 per month. The agreement was renewed through August 31, 2006, and again through August 31, 2007.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

Sales Service Agreement

The Company has entered into an agreement with United Bio Energy, LLC (see Notes 7 and 10) for the sale of the bulk feed grade products (distiller’s grains) produced from the plant.  The agreement expires September 30, 2006, and is automatically renewed for one-year terms unless either party provides written notice 90 days prior to expiration of the agreement.  Under the terms of the agreement, United Bio Energy, LLC purchases all products at a price equal to 98% or 97.5% of the selling price depending on whether it is wet or dry grains, less applicable freight.  If the product is sold to members of the Company, United Bio Energy, LLC will pay an additional .5% to the members., less applicable freight.  United Bio Energy, LLC is responsible for billing and account servicing of the product sales and for losses related to non-payment unless such non-payment relates to substandard products.

Marketing Agreement

The Company entered into an agreement on October 31, 2001 with Ethanol Products, LLC (see Notes 7 and 10) for the marketing of the Company’s ethanol and certain administrative services.  The agreement as amended on October 18, 2002, has a term of five years and commenced upon start of ethanol production, with a fee of $.01 per gallon of ethanol produced.  The agreement is renewable for five-year terms unless notice of termination has been delivered at least 90 days prior to expiration.

Storage Expansion Contract

The Company entered into a contract to construct two 250,000 bushel grain bins, two hammer mills, and all the required conveyance and other infrastructure to connect the storage facility, the new bins, and the ethanol plant. The total contract price is $2,961,105, of which $975,000 was paid prior to September 30, 2006, pursuant to the terms of the contract.

Back-up Transformer

The Company contracted with their energy supplier to purchase a back-up transformer capable of supplying the entire facility in the event that the existing transformer fails. The Company paid $124,730 upon execution of the contract and the balance will be due when the transformer is delivered which is estimated to be in early spring of 2007.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

The sum of the initial payments for the transformer and storage expansion is classified on the balance sheet as Construction-in-progress.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has reimbursed members of the Board of Managers for certain expenses incurred by the Company and paid by the members of the Board of Managers including attending Board meetings. Expense reimbursements for the years ended September 30, 2006, and September 30, 2005, totaled $29,944 and $19,239, respectively. For the nine months ended September 30, 2004, $6,950 was paid to members of the Board.

Ethanol Products, LLC, an entity controlled by a member of the Board of Managers, owns all 50 Class C capital units, purchased for $250,000.

Revenues were concentrated in Ethanol Products which purchases denatured ethanol, while United Bio Energy, LLC, an affiliate of ICM, purchases distillers grain from the company on a delivered basis. The following table displays amounts of product purchased by the Company’s marketers with the related marketing fees paid:

	Fiscal year ended	Fiscal year ended	Nine-months ended
	Sept. 30, 2006	Sept. 30, 2005	Sept.30, 2004
Ethanol Products
Revenue (including freight)	$97,066,671	$51,855,217	$32,214,104
Marketing fees paid	455,353	355,185	225,899
United Bio Energy
Revenue (including freight)	$11,728,308	$10,491,961	$7,648,525
Marketing fees paid	295.458	261,121	151,703

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 8 - INCENTIVE PAYMENTS

During the year ended September 30, 2006, the Company received aggregate incentive payments for its ethanol production of $224,630 pursuant to a United States Department of Agriculture Bio-Energy program. This program was terminated by the U.S.D.A. on June 30, 2006. Additionally, the Company qualifies for additional production incentive payments under a State of Kansas program. The Kansas program is limited to an amount of $1,125,000 per year for each producer in excess of five million gallons per year at the rate of $.075 per gallon. The Company recorded revenue of $1,125,000, received an aggregate of $902,936, and recorded a receivable of $222,064 at September 30, 2006, from the Kansas incentive program during the year ended September 30, 2006. The Company also qualified for the maximum payment of $1,125,000 and recorded this amount of income in fiscal year ended September 30, 2005, as well as for the nine months ended September 30, 2004.

NOTE 9 - SALE / LEASEBACK TRANSACTION

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site.  As part of the financing, title to the plant site and improvements have been transferred to Gove County, as security for the repayment of the bonds, and the Company is leasing back the site for an amount that is equal to the amount of interest to be paid on the Gove County bonds.  AgCountry consented to this transaction, and the bonds have been pledged to AgCountry as security for any obligations under the AgCountry Credit Agreement.  As part of the financing, the Company paid the bond underwriter, W.R. Taylor, $160,000 and agreed to pay an additional $40,000 only if the bonds are converted to a variable rate and remarketed by W.R. Taylor.  The maximum principal amount of the bonds is $32,000,000.

The $160,000 of financing fees paid to the bond underwriter and $42,040 of legal and other cost associated with the bond closing are being amortized over the 30-year life of the bonds. A total of $ 6,732 and $6,735 of amortization expense was recognized during the year ended September 30, 2006, and September 30, 2005, respectively. For the nine months ended September 30, 2004, $5,051 was recognized as amortization expense relating to the financing fees.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st. This interest income is directly offset by the lease payments on the plant. Both the bond and the corresponding lease have terms of 30 years. The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the periods ended September 30, 2006, and September 30, 2005, were $1,120,000 and $1,120,000, respectively. Interest income recognized for the nine months ended September 30, 2004, amounted to $768,746. This amount is equal to the lease expense of the plant in each respective period.

NOTE 10 - CONCENTRATION OF CUSTOMERS

The Company sells essentially all of its products to two marketers, which in turn sell to other purchasers. The Company has executed an exclusive marketing agreement with Ethanol Products LLC (“Ethanol Products”) of Wichita, Kansas (see Notes 6 and 7) to market the ethanol produced at its plant. The agreement is effective for an initial term of five years beginning January 2004 and is automatically renewable for subsequent five-year terms unless terminated by either party prior to expiration. Ethanol Products has agreed to purchase all of the ethanol that is produced at the plant. Ethanol Products is solely responsible for determining the price and terms at which the ethanol acquired from the plant is sold and to whom it is sold. In the event that the relationship with Ethanol Products is interrupted for any reason, the Company believes that it would be able to locate another entity to market the ethanol. However, any interruption could temporarily disrupt the sale of the Company’s principal product and adversely affect its operations.

The Company also has executed an exclusive agreement with ICM Marketing, Inc. to market all of the distiller’s grains produced at the plant. The rights and obligations of ICM under that agreement were subsequently assigned to United Bio Energy, LLC (“UBE”). The initial term of the agreement with UBE is three years expiring September 30, 2006 and was automatically renewed for an additional one-year term which will automatically be renewed unless terminated by the Company or UBE following 90 days advance written notice. As with the marketing arrangement with Ethanol Products, any interruption in the relationship with UBE could temporarily affect the Company’s business although it is believed that the Company could find another entity to market the grains (see Note 6).

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 11 - REGULATION

The construction of the plant required various state and local permits to comply with existing governmental regulations designed to protect the environment and worker safety. While the Company is subject to regulations on emissions by the United States Environmental Protection Agency (“EPA”), current EPA rules do not require the Company to obtain any permits or approvals in connection with the construction of the plant or operation of the Company’s business. However, state and federal rules can and do change and such changes could result in greater regulatory burdens on the Company.

The ethanol production will require the Company to emit a significant amount of carbon dioxide into the air. Current Kansas law regulating emissions does not restrict or prevent the Company from emitting carbon dioxide gas into the air, but this could change in the future.

The Company obtained what is believed to be all the necessary air and water permits to operate the plant, including a permit to discharge wastewater from the plant.

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

NOTE 12 - SUBSEQUENT EVENTS

The Company has entered into an agreement to purchase the approximately 1,000,000 bushel grain storage facility located on land adjacent to the Company’s plant. The purchase price was $1,200,000. The transaction was completed October 10, 2006.

Based on the Company’s financial results for the quarter ended September 30, 2006, the Board of Members declared a Member distribution equal to $4,000 per share totaling $16,320,000. This distribution was paid October 20, 2006. This required the Company to draw $800,000 on the “Revolving Loan” which was repaid in December 2006.

WESTERN PLAINS ENERGY, L.L.C.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

The Fourth Amendment to the Credit Agreement dated July 29, 2003, between the Company and Agcountry Farm Credit Services, was entered into on October 2, 2006, reducing the variable interest rate applicable to the “Revolving Loan” to LIBOR plus 2.50%. In addition, the annual administration fee was suspended and the quarterly “Unused commitment fee” was reduced from .5% to .25% of the unused Revolving Loan Commitment balance during the quarter. The Capital Expenditure section was deleted and replaced with a requirement for pre-approval of capital expenditures in excess of $2,500,000 for any fiscal year. Written approval is required for capital expenditures which exceed this limit.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference From
3.1(i)	Articles of Organization	Appendix A of our prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2002 (File No. 333-74982)
3.1(ii)	Third Amended and Restated Operating Agreement	Exhibit 3 to our Form 10-QSB for the quarter ended June 30, 2003
4.1	Form of Class A Capital Unit Certificate	Exhibit 4.1 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)
4.2	Form of Class B Capital Unit Certificate	Exhibit 4.2 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)
4.3	Form of Class C Capital Unit Certificate	Exhibit 4.3 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)
10.1	Credit Agreement with AgCountry Farm Credit Services, FLCA dated July 29, 2003	Exhibit 10.1 to our Form 10-QSB for the quarter ended June 30, 2003
10.2	DDGS/SWGS Marketing Agreement with ICM Marketing, Inc., dated October 1, 2001	Exhibit 10.5 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)
10.3	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated October 31, 2001	Exhibit 10.6 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)
10.4	Land Exchange Agreement, dated November 23, 2001	Exhibit 10.9 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)
10.5	Real Estate Purchase Agreement, dated December 21, 2001	Exhibit 10.10 to our Form SB-2 filed with the Commission on May 1, 2002 (File No. 333-74982)
10.6	Well Construction and Pumping Agreement, dated November 19, 2001	Exhibit 10.11 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)
10.7	Design/Build Agreement with ICM Inc., dated April 4, 2002	Exhibit 10.12 to our Form SB-2 filed with the Commission on May 1, 2002 (File No. 333-74982)
10.8	Agreement between the Company and ICM, Inc. dated August 26, 2004 for expansion of our plant	Exhibit 10.7 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 333-749821)
10.9	Agreement between the Company and United Bio Energy Ingredients, LLC, dated August 2, 2004	Exhibit 10.8 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 333-749821)
10.10	Form of Second Amendment to the Credit Agreement with AgCountry dated July 29, 2004	Exhibit 10.9 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 333-749821)
10.11	Promissory Note/Loan Agreement with AgCountry dated November 16, 2004	Exhibit 10.10 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 333-749821)
10.12	Third Amendment to Credit Agreement with AgCountry dated March 7, 2006	Exhibit 10.1 to our Report on Form 8-K dated March 27, 2006 (File No. 0-50714)
10.13	Employment Agreement with Steven McNinch dated February 21, 2006	Exhibit 10.2 to our Report on Form 8-K dated March 27, 2006 (File No. 0-50714)
14.1	Western Plains Energy, L.L.C. Code of Ethics for Principal Executive and Senior Financial Officers	Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 (File No. 0-50714)
31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________ * Filed herewith