Form 10-Q
period 2006-12-31
WESTERN PLAINS ENERGY LLC
filed 2007-02-14
CIK 1161049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended:  December 31, 2006

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
(Issuer’s telephone number)

N/A
(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of February 14, 2007, 2,286 Class A Capital Units, 1,744 Class B Capital Units and 50 Class C Capital Units of the registrant were outstanding.

WESTERN PLAINS ENERGY, L.L.C.

References in this report to agreements to which Western Plains Energy, L.L.C. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements.  Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and the exhibits listed therein.

i

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED BALANCE SHEETS

	December 31, 2006	September 30, 2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1,525,474	$14,990,238
Accounts receivable	6,249,931	5,624,619
Accounts receivable - government subsidies	—	222,064
Inventory	3,555,406	1,456,463
Prepaid expense	493,364	48,006
Commodities trading accounts - futures and options contracts	250,619	202,065
Total current assets	12,074,794	22,543,455

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	760,527	748,371
Manufacturing equipment	38,232,533	38,211,023
Buildings	1,654,628	1,429,128
Vehicles	324,924	316,424
Office equipment, furniture, fixtures	174,803	174,803
Grain Handling and other Equipment	1,142,155	167,266
Spare parts	372,891	228,967
Construction-in-progress	2,291,202	1,099,730
	45,655,535	43,077,584
Less: Accumulated depreciation	(17,322,381)	(15,859,396)
	28,333,154	27,218,188

OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Loan origination fees, net	255,644	264,071
Financing fees, net	179,034	180,717
Deposits	97,834	97,834
	32,532,512	32,542,622

TOTAL ASSETS	$72,940,460	$82,304,265

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,876,083	$1,011,690
Accrued interest	5,689	2,363
Accrued expenses and liabilities	1,477,939	1,367,024
Current portion of long term debt	34,825	34,825
Total current liabilities	3,394,536	2,415,902

LONG TERM DEBT	41,140	42,944

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 2,286 issued	10,910,140	10,910,140
Class B Capital Units, 1,744 issued	8,640,895	8,640,895
Class C Capital Units, 50 issued	250,000	250,000
Membership distributions	(53,488,800)	(37,168,800)
Accumulated comprehensive income (loss)	(112,380)	(95,293)
Retained earnings	71,304,929	65,308,477
Total members’ equity	37,504,784	47,845,419

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$72,940,460	$82,304,265

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

	2006	2005

REVENUE	$27,311,254	$21,020,943
COST OF SALES	18,765,965	13,428,487
GROSS PROFIT	8,545,289	7,592,456

EXPENSES
General and administrative expenses	1,024,558	404,516
Depreciation expense	1,462,985	1,397,937
Amortization expense	10,110	10,110
Total expenses	2,497,653	1,812,563

Income from operations	6,047,637	5,779,893

Other income (expense)
Interest expense	(9,952)	(108,578)
Interest from Industrial Development Revenue Bonds	280,000	280,000
Plant lease expense	(280,000)	(280,000)
Bioenergy incentive program income	—	119,504
Interest income	42,270	24,620
Other income (expense)	(83,503)	(96,718)

Total other income (expense)	(51,185)	(61,172)

NET INCOME	5,996,452	5,718,721

Other comprehensive income
Unrealized gains on grain hedging contracts	(17,088)	377,375

COMPREHENSIVE INCOME	5,979,364	6,096,096

NET COMPREHENSIVE INCOME PER UNIT
BASIC AND DILUTED	$1,465.53	$1,494.14

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	4,080	4,080

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

	2006	2005

OPERATING ACTIVITIES
Net income	$5,996,452	$5,718,721
Depreciation	1,462,985	1,397,937
Amortization	10,110	10,110
Conversion of unrealized losses on grain hedging contracts to realized loss	383,056	344,607
Changes in assets and liabilities
Accounts receivable	(625,312)	(249,623)
Accounts receivable - Government Subsidies	222,064	436,506
Inventory	(2,098,943)	(159,794)
Prepaid expenses	(445,358)	(236,587)
Accounts payable and accrued expenses	975,308	162,678
Accrued interest	3,326	102,189
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,883,688	7,526,744

INVESTING ACTIVITIES
Purchase of property and equipment	(2,577,951)	(168,606)
Investment in commodities trading accounts	(894,697)	(563,303)
Withdrawals from commodities trading accounts	446,000	500,000
NET CASH (USED IN) INVESTING ACTIVITIES	(3,026,648)	(231,909)

FINANCING ACTIVITIES
Payments on notes payable and line of credit	(1,101,804)	(2,200,000)
Member distributions	(16,320,000)	(6,528,000)
Proceeds from notes payable and line of credit	1,100,000	372,000
NET CASH (USED IN) FINANCING ACTIVITIES	(16,321,804)	(8,356,000)

NET (DECREASE) IN CASH	(13,464,764)	(1,061,165)

CASH - BEGINNING OF PERIOD	14,990,238	1,245,903

CASH - END OF PERIOD	$1,525,474	$184,738

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  For further information, refer to the financial statements of the Company as of and for the year ended September 30, 2006, including notes thereto, included in the Company’s Form 10-K.

Certain amounts from the December 31, 2005 financial statements have been reclassified to conform to current period presentation.

(2)        Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.  Inventory consists principally of raw material, work-in-process and finished goods.  The following information summarizes inventory at December 31, 2006 and September 30, 2006:

	December 31, 2006	September 30, 2006
Raw materials	$1,986,843	$462,133
Work-in-process	967,946	719,689
Finished goods	600,617	274,642
	$3,555,406	$1,456,464

(3)        Investments

Commodities trading accounts — futures and options contracts

The Company attempts to minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts to minimize net positions in these contracts.  The Company accounts for changes in market value on exchange-traded futures and option contracts at exchange values and accounts for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area.  Changes in the market value of all these contracts are recognized in operations as a component of cost of revenues.   Unrealized losses in open contracts are recognized as a component of comprehensive income. In the period ended December 31, 2006, unrealized losses increased $17,088 to $112,380 at December 31, 2006.

(4)        Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest amounts since they offset; however, they are recorded for accounting purposes.  Both the bond and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the three month period ended December 31, 2006 was $280,000.  This amount is equal to the lease expense of the plant.

(5)        Related Party Transactions

During the period ended December 31, 2006, ICM, Inc., the general contractor for the plant and an entity controlled by a former member of the Board of Managers, submitted pay applications totaling $140,608 in connection with maintenance performed during the Company’s routine shut-down and premium associated with a safety and loss program. During the same period in fiscal 2006, ICM, Inc. submitted pay applications totaling $274,261 for the replacement of the burner for the dryer unit, parts and repairs of the ethanol plant, and premium for a safety and loss program.  ICM, Inc. received payments relating to these items of $108,608 in the period ended December 31, 2006, and $45,241 in the period ended December 31, 2005. Effective in March 2006, the term of the individual affiliated with the general contractor on the Company’s Board of Managers expired and he did not stand for reelection.

(6)        Distribution to Members

During the period ended December 31, 2006, the Company made cash distributions to its members aggregating $16,320,000 in accordance with the terms of its Operating Agreement.

(7)       Land Acquisition

On December 22, 2005, the Company purchased 80 acres of land, 95 acre feet of water rights and a railroad lease with Union Pacific Railroad, all located adjacent to its plant site. The terms of the purchase agreement were $24,000 down and three equal annual payments of $24,000 payable January 2006, 2007, and 2008 with interest accruing at the rate of 6% per annum commencing January 31, 2006. The down payment of $24,000 was paid December 22, 2005, the first installment of $24,000 was paid January 26, 2006, and the second scheduled payment of $24,000 plus $3,088 in accrued interest was paid in January 2007.

 (8)          Plant and Equipment

On October 10, 2006, the Company purchased a 1,000,000 bushel grain storage facility located on land adjacent to the Company’s plant for $1,200,000. The storage facility is situated on land owned by Union Pacific Railroad, consequently the Company assumed the existing 20 year lease with UP for the balance of the term of the lease. The lease expires in 2020 and may be renewed upon agreement of the parties.

In September 2006, the Company entered into a contract to construct two 250,000 bushel grain bins, two hammer mills, and all the required conveyance equipment to connect the new storage facility purchased to the ethanol plant. The contract price was $2,961,105 of which $975,000 was paid prior to September 30,

2006. During the three months ended December 31, 2006, the Company received pay applications totaling $1,191,474 which includes change orders totaling $226,474 and paid $476,474 during the period. The Company also purchased spare parts totaling $143,924, manufacturing equipment for $21,510, a truck for $8,500 and made improvements in the amount of $12,156 during the period.

The project is expected to be completed in late spring of 2007.

(9)           Loan Modification

The Fourth Amendment to the Credit Agreement dated July 29, 2003 between the Company and AgCountry Farm Credit Services, was entered into on October 2, 2006 reducing the variable interest rate applicable to the “Revolving Loan” to LIBOR plus 2.50%. In addition, the annual administration fee was suspended and the quarterly “Unused commitment fee” was reduced from 0.5% to 0.25% of the unused portion of the Revolving Loan Commitment during the quarter. The Capital Expenditure Section was deleted and replaced with a requirement for pre-approval of capital expenditures in excess of $2,500,000 for any fiscal year. Written approval is required for capital expenditures which exceeds this limit.

(10)         Subsequent Events

Based on the Company’s financial results for the quarter ended December 31, 2006, the Board of Managers declared a Member distribution equal to $1,000 per share totaling $4,080,000. This distribution was paid January 17, 2007. This required the Company to draw $1,900,000 on the “Revolving Loan” with AgCountry Farm Services.

On February 6, 2007, the Company entered into an agreement to purchase water rights from an individual who owns property adjacent to one of the Company’s parcels. The total purchase price was $340,000 which included 340 acre/feet of water rights per year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following narrative describes the financial condition of Western Plains Energy, L.L.C. (“we” or the “Company”) at December 31, 2006 and compares it to our financial condition at fiscal year end September 30, 2006.  It also discusses our results of operations for the three month period ended December 31, 2006 and compares those results to the comparable period ended December 31, 2005.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2006, including the audited financial statements and notes included therein.

Results of Operations

Overview.  The following table highlights certain of our operating results for the three month periods ended December 31, 2006 and 2005:

	Three Months Ended December 31,
	2006	2005
Revenue	$27,311,254	$21,020,943
Income from operations	6,047,637	5,779,893
Other income (expense)	(51,185)	(61,172)
Net income	5,996,452	5,718,721
Comprehensive income	5,979,364	6,096,096
Net comprehensive income per unit	1,466	1,494

Our operating results improved slightly for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, primarily as result of the favorable ethanol prices prevailing during the period.  For the three months ended December 31, 2006, we reported net income of $5,996,452 and revenue of $27,311,254 compared to net income of $5,718,721 and revenue of $21,020,943 for the same period in fiscal 2006.  Gross profit for the three months ended December 31, 2006 was $8,545,289 compared to $7,592,456 for the same period in fiscal 2006.  Gross profit was 31.3% of revenue for the three months ended December 31, 2006 compared to 36.1% for the same period in fiscal 2006.

Net income.  Net income for the three months ended December 31, 2006 increased $277,731, or 4.9%, from the comparable period of fiscal 2006.  We attribute this increase to favorable ethanol and distillers grain prices and increased production for this period. The favorable prices for ethanol and distillers grains helped offset the increased cost of sales which resulted from a significantly higher price for grain used in the production process when compared to the same period of fiscal 2006.  Operating income, which excludes the effect of other income or expense, rose 4.6% from the first quarter of fiscal 2006 to the same period this year.

Revenue.  Revenue for the first quarter of fiscal 2007 increased 29.9% from the comparable period of fiscal 2006.  This increase is attributable to an increase in the price of our distillers grains, favorable ethanol prices and increased ethanol production.  We sold 8.75% more ethanol in the first quarter of fiscal 2007 than the comparable period of 2006.  However, since our plant was operating at capacity during all of 2006, we do not expect to be able to increase production any more unless we decide to expand our plant.

We continued to enjoy favorable ethanol prices during the first quarter of fiscal 2007.  The average price that we received for our ethanol during the three months ended December 31, 2006 increased 17.3% when compared to the same period of fiscal 2006.  We believe the favorable prices resulted from voluntary blending and the growing recognition of ethanol as an alternative energy source.  Based on existing market conditions and the fact that 96% of our ethanol expected to be produced in the second quarter of fiscal 2007 is price protected, we expect revenue from sales of ethanol to remain generally consistent through the first half of fiscal 2007.  Historically, we, like other ethanol producers, have experienced a decline in ethanol prices during the spring and summer months, when mandatory blending ceases.  An excessive supply of ethanol in the market may also add downward pressure to ethanol prices.  For these reasons, we expect the price we receive for ethanol will decrease in the second half of fiscal 2007, consistent with the decrease in spot prices when our price protection expires.

Cost of Goods Sold.  Our cost of goods sold as a percentage of revenue during for the three months ended December 31, 2006 totaled 68.7%.  This compares to cost of goods sold during the same period of fiscal 2006 of 63.8%.  We believe the price of grain and related hedge activities accounted for the increase in cost of goods sold.  Increased demand for grain, in part from the expanding ethanol industry, has caused grain prices to increase.  During the first quarter of fiscal 2007, corn prices were at or near 10 year highs.  We intend to continue our hedging efforts to try and protect against increasing grain prices.

General and Administrative Expenses.  General and administrative expenses for the first quarter of fiscal 2007 increased 153.3% from the comparable period of fiscal 2006.  This difference is primarily attributable to legal and other professional fees associated with a potential sale of our company.  However, as of the date of this report, we are no longer involved in negotiations for the sale of our company or any other similar transactions.

Depreciation.  Depreciation during the first quarter of fiscal 2007 increased 4.6% from the comparable period of fiscal 2006, reflecting the increased asset base resulting from the purchase of the grain storage facility.

Overall, total expenses increased 37.8% from the first quarter of fiscal 2006 to the comparable period of 2007, which is primarily due to the increase in general and administrative expenses.

Other Income (Expense).  Other expenses decreased by 16.3% during the three months ended December 31, 2006 when compared to the same period of fiscal 2006. Interest expense decreased by 90.8% during the three months ended December 31, 2006 when compared to the same period of fiscal 2006 as we paid off substantially all of our debt.  Interest income increased by 71.7% during the three months ended December 31, 2006 compared to the same period of fiscal 2006 reflecting more cash invested on a temporary basis.

We recorded other expense of $83,503 for the first quarter of fiscal 2007, reflecting property taxes related to our plant expansion completed in June 2005, compared to other expense of $96,718 during the first quarter of 2006, which was primarily comprised of expenses related to plant improvements.

During the first quarter of fiscal 2007, we reported $17,088 of unrealized losses on hedging contracts compared to an unrealized gain of $377,375 during the first quarter of fiscal 2006.  Comprehensive income for the first three months of fiscal 2007 decreased slightly from the first quarter of fiscal 2006 as a result of the unrealized loss on hedging contracts.

Liquidity and Capital Resources

Overview. The following table highlights certain information relating to our liquidity and capital resources at December 31 and September 30, 2006:

	December 31, 2006	September 30, 2006
Working Capital	$8,680,258	$20,127,553
Current Assets	12,074,794	22,543,455
Current Liabilities	3,394,536	2,415,902
Long-term Debt	41,140	42,944
Members’ Equity	37,504,784	47,845,419

Our working capital at December 31, 2006 decreased 56.9% from year-end September 30, 2006.  This decrease is almost entirely attributable to the cash distribution paid to our members in October 2006 in the amount of $16,320,000.  Notwithstanding the reduction in working capital, however, we believe we have sufficient liquidity for the foreseeable future.  Our operations continue to generate significant cash, providing more than sufficient resources for our investing and financing activities.  Our current ratio, representing current assets divided by current liabilities, was 3.56:1 at December 31, 2006.

Working Capital.  Current assets decreased 46.4% from fiscal year end September 30, 2006 to December 31, 2006.  Cash decreased in excess of $13,000,000, comprising the largest component of the decrease in current assets, due to the significant distribution made to members in October 2006.  Subsequent to December 31, 2006, our Board declared an additional cash distribution to members in the amount of $1,000 per unit for a total of $4,080,000.  This distribution was paid on January 16, 2007 and further reduced our working capital; however, we believe we will generate sufficient cash from operations to meet our current needs.  Current liabilities increased 40.5% from fiscal year end to December 31, 2006.  The increase is primarily attributable to $715,000 in progress payments due to our general contractor in connection with the construction of two grain bins and related equipment at our plant site.

We maintain a line of credit to finance short-term working capital requirements.  Following completion of the 2006 fiscal year, the amount of the line was reduced from $4,500,000 to $4,000,000 in accordance with our lending agreement.  Our long-term debt at December 31, 2006 represents the long-term portion of notes payable for purchase of a tract of land and a vehicle.  We believe our existing capital structure is adequate for the foreseeable future.

Cash Flow.  Cash generated from operating activities during the three months ended December 31, 2006 was $5,883,688, a decrease of 21.8% from the first quarter of fiscal 2006.  The decrease is primarily due to an increase in our inventory levels as compared to the first quarter of fiscal 2006.  Our inventory increased 144% from September 30, 2006 to December 31, 2006, reflecting substantially higher grain prices and increased grain on hand due to additional storage provided by the grain storage facility we purchased.  The amount of cash used in investing activities increased significantly during the three months ended December 31, 2006 compared to the same period of fiscal 2006, primarily due to the purchase of a grain elevator adjacent to our plant in the amount of $1,200,000, and work in progress for the grain bins and related infrastructure in the amount of $1,200,000, both of which took place during the first fiscal quarter 2007.  However, we expect these investments will help us manage costs of grain better in the future.

Cash used in financing activities increased significantly during the three months ended December 31, 2006 compared to the same period of fiscal 2006.  The largest increase was the distributions to our members, which increased approximately $9,700,000 when compared to the same period of fiscal 2006.  Although not required to do so, the Board has declared cash distributions to members each quarter since the first quarter of fiscal 2005.  The increased use of cash during the first quarter of fiscal 2007 was also partially offset by a $1,826,196 net decrease in debt payments compared to the same period 2006.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements.  Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied.  We caution you not to put undue reliance on these statements, which speak only as of the date of this report.  Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and based on present facts and assumptions and may change at any time and without notice based on changes in such facts or assumptions.

A few of the uncertainties that could affect the accuracy of forward-looking statements, in addition to the specific “Risk Factors” identified in this report and our annual report on Form 10-K, include:

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears a variable interest rate.  Although there was no outstanding balance at December 31, 2006, we utilized this revolving promissory note subsequent to the end of the period and may continue to do so in the future.   Any outstanding balance on the revolving promissory note will be subject to variable interest rates.

We have not entered into any hedging transactions in connection with our note, although we may consider such an arrangement in the future if appropriate.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process and our dependence on the sale of ethanol for a majority of our revenue.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain would produce an increase in the fair value of our derivative instruments equal to approximately $24,962 based on our positions at December 31, 2006.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of December 31, 2006, the fair value of our derivative instruments for grain is an asset in the amount of $249,619.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

To manage our grain price risk, our hedging strategy is designed to establish a price ceiling and floor for our purchases.  We have taken a net long position on our exchange traded futures and options contracts, which allows us to offset increases or decreases in the market price of grain.  The upper limit of loss on our futures contracts is the difference between the contract price and the cash market price of grain at the time of the execution of the contract. The upper limit of loss on our exchange traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.

We estimate that our expected grain usage is approximately 16,800,000 bushels per year for the production of 45,000,000 gallons of ethanol.  We have price protection for approximately 50% of our expected grain usage for fiscal year ended September 30, 2007 using CBOT futures and options.  As we move forward, additional protection may be necessary.  As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Additional price protection may be required to solidify our margins through fiscal year 2007.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 73% of our natural gas needs through April 2007.  The forward contracts provide for approximately 34.7% lower gas prices for the first quarter of fiscal 2007 than for the first quarter of fiscal 2006.  We may also purchase natural gas requirements for the summer and fall months of calendar 2007 as we attempt to further reduce our susceptibility to price increases.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of December 31, 2006 and December 31, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
December 31, 2006	$249,619	$24,962
December 31, 2005	352,137	35,214

We are also exposed to market risk from changes in ethanol prices.  These price fluctuations are minimized in part by advanced contract pricing of our ethanol, which is designed to establish a price floor for our ethanol sales.  Currently, we have entered into priced contracts for 10% of our anticipated ethanol production through the remainder of our fiscal year ending September 30, 2007, and 5% of our anticipated production for the first quarter of fiscal 2008.  We may continue to advance contract for ethanol sales to attempt to further reduce our risk related to price decreases.  While this strategy minimizes the risk associated with downward price fluctuations of ethanol, it may also prevent us from realizing the full benefit of upward price movements.  Although using priced contracts makes our revenue more predictable, we cannot predict the extent to which other factors such as inflation, government regulation or changing prices may affect our financial performance.

Item 4.  Controls and Procedures

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure.  As of December 31, 2006, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 5.  Other Information

During fiscal 2006, potential purchasers approached our management in an effort to acquire our company.  While we entertained discussions with all interested groups, as of the date of this report we are no longer involved in negotiations for the sale of our company or any other similar transactions.

Item 6.  Exhibits

(a)           Exhibits

31.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steven McNinch.

31.2                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard Sterrett.

32                                    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven McNinch and Richard Sterrett.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN PLAINS ENERGY, L.L.C.

Date: February 14, 2007	By:	/s/ Steven R. McNinch
Steven R. McNinch
Chief Executive Officer/General Manager

Date: February 14, 2007	By:	/s/ Richard Sterrett
Richard Sterrett,
Principal Financial Officer