Form 10-Q
period 2007-03-31
WESTERN PLAINS ENERGY LLC
filed 2007-05-15
CIK 1161049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

As of May 14, 2007, 2,286 Class A Capital Units, 1,744 Class B Capital Units and 50 Class C Capital Units of the registrant were outstanding.

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

i

WESTERN PLAINS ENERGY, L.L.C.

BALANCE SHEETS

	MARCH 31, 2007	SEPTEMBER 30,2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$335,450	$14,990,238
Accounts receivable	6,113,926	5,624,619
Accounts receivable - government subsidies	—	222,064
Inventory	6,097,094	1,456,463
Prepaid expense	363,203	48,006
Commodities trading accounts - futures and options contracts	283,480	202,065
Total current assets	13,193,153	22,543,455

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	766,586	748,371
Water rights	340,408	—
Manufacturing equipment	38,232,533	38,211,023
Buildings	1,654,628	1,429,128
Vehicles	342,974	316,424
Office equipment, furniture, fixtures	174,803	174,803
Grain Handling and other Equipment	1,142,155	167,266
Spare parts	372,891	228,967
Construction-in-progress	2,666,204	1,099,730
	46,395,054	43,077,584
Less: Accumulated depreciation	(18,775,650)	(15,859,396)
	27,619,404	27,218,188

OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Loan origination fees, net	247,217	264,071
Financing fees, net	177,351	180,717
Deposits	97,834	97,834
	32,522,402	32,542,622

TOTAL ASSETS	$73,334,959	$82,304,265

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,638,588	$1,011,690
Accrued interest	2,224	2,363
Accrued expenses and liabilities	148,776	1,367,024
Current portion of long term debt and line of credit	1,034,825	34,825
Total current liabilities	3,824,413	2,415,902

LONG TERM DEBT	13,531	42,944

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 2,286 issued	10,910,140	10,910,140
Class B Capital Units, 1,744 issued	8,640,895	8,640,895
Class C Capital Units, 50 issued	250,000	250,000
Membership distributions	(57,568,800)	(37,168,800)
Accumulated comprehensive income	(2,237,300)	(95,293)
Retained earnings	77,502,080	65,308,477
Total members’ equity	37,497,015	47,845,419

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$73,334,959	$82,304,265

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE  AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2007	2006	2007	2006

REVENUE	$28,927,544	$22,383,201	$56,024,162	$43,272,637
COST OF SALES	20,574,278	12,732,351	39,140,455	26,029,331
GROSS PROFIT	8,353,266	9,650,850	16,883,707	17,243,306

EXPENSES
General and administrative expenses	687,619	475,013	1,783,117	879,529
Depreciation expense	1,458,741	1,412,568	2,921,726	2,810,505
Amortization expense	10,110	10,110	20,220	20,220
Total expenses	2,156,470	1,897,691	4,725,063	3,710,254

Income from operations	6,196,796	7,753,159	12,158,644	13,533,052

Other income (expense)
Interest expense	(18,957)	(88,085)	(28,909)	(196,662)
Interest from Industrial Development Revenue Bonds	280,000	280,000	560,000	560,000
Plant lease expense	(280,000)	(280,000)	(560,000)	(560,000)
Bioenergy incentive program income	—	85,878	—	205,382
Interest income	10,439	16,903	52,709	41,522
Other income (expense)	8,873	(44,004)	11,159	(140,722)

Total other income (expense)	355	(29,308)	34,959	(90,480)

NET INCOME	$6,197,151	$7,723,851	$12,193,603	$13,442,572

Other comprehensive income
Unrealized gains (loss) on grain hedging contracts	(2,124,920)	140,000	(2,237,300)	517,375

COMPREHENSIVE INCOME	4,072,231	7,863,851	9,956,303	13,959,947

NET COMPREHENSIVE INCOME PER UNIT
BASIC AND DILUTED	$998.10	$1,927.41	$2,440.27	$3,421.56

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	4,080	4,080	4,080	4,080

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	2007	2006

OPERATING ACTIVITIES
Net income	$12,193,603	$13,442,572
Depreciation	2,921,726	2,810,505
Amortization	20,220	20,220
Conversion of unrealized gains (losses) on grain hedging contracts to realized gains(losses)	287,417	(1,285,010)
Changes in assets and liabilities
Accounts receivable	(489,307)	(1,983,818)
Accounts receivable - Government Subsidies	222,064	426,412
Inventory	(4,640,631)	(385,304)
Prepaid expenses	(320,669)	(150,274)
Accounts payable and accrued expenses	408,651	94,566
Accrued interest	(139)	(5,348)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,602,934	12,984,521

INVESTING ACTIVITIES
Purchase of property and equipment	(3,317,470)	(430,368)
Investment in commodities trading accounts	(3,606,839)	761,344
Withdrawals from commodities trading accounts	1,096,000	775,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,828,309)	1,105,976

FINANCING ACTIVITIES
Payments on notes payable and line of credit	(3,379,413)	(3,374,000)
Member distributions	(20,400,000)	(10,608,000)
Proceeds from notes payable and line of credit	4,350,000	372,000
NET CASH (USED IN) FINANCING ACTIVITIES	(19,429,413)	(13,610,000)

NET INCREASE (DECREASE) IN CASH	(14,654,788)	480,497

CASH - BEGINNING OF PERIOD	14,990,238	1,245,903

CASH - END OF PERIOD	$335,450	$1,726,400

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

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

The results of operations for the three and six month periods ended March 31, 2007 presented are not necessarily indicative of the results to be expected for the full fiscal year.  For further information, refer to the audited financial statements of the Company as of and for the year ended September 30, 2006 including notes thereto, included in the Company’s Form 10-K.

Certain amounts from the March 31, 2006 financial statements have been reclassified to conform to current period presentation.

(2)        Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.  Inventory consists principally of raw material, work-in-process and finished goods.

Raw materials	$4,437,854
Work-in-process	1,099,518
Finished goods	559,722
$6,097,094

(3)        Investments

Commodities trading accounts – futures and options contracts

The Company attempts to minimize the effects of changes in the prices of agricultural commodities by using exchange-traded futures and options contracts to minimize net positions in these contracts.  The Company accounts for changes in market value on exchange-traded futures and option contracts at exchange values and accounts for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area.  Changes in the market value of all these contracts are recognized in operations as a component of cost of revenues.   Unrealized losses in open contracts are recognized as a component of comprehensive income. In the three month period ended March 31, 2007, unrealized losses increased $2,124,920 to $2,237,300.

(4)        Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest amounts since they offset; however, they are recorded for accounting purposes.  Both the bond and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the six month period ended March 31, 2007 was $560,000.  This amount is equal to the lease expense of the plant.

(5)        Related Party Transactions

During the six month period ended March 31, 2007, ICM, Inc., the general contractor for the plant, submitted pay applications totaling $208,260 in connection with maintenance performed during the Company’s routine shut-down and premium associated with a safety and loss program. During the same period in fiscal 2006, ICM, Inc. submitted pay applications totaling $303,581 for the replacement of the burner for the dryer unit, parts and repairs of the ethanol plant, and premiums for a safety and loss program.  ICM, Inc. received payments relating to these items of $206,852 in the six month period ended March 31, 2007 and $302,237 in the six month period ended March 31, 2006. ICM, Inc. is controlled by a former member of the Company’s Board of Managers who did not stand for reelection after his term expired in March 2006.

We sell all of the ethanol that we produce to POET Ethanol Products, LLC, formerly Ethanol Products, LLC, the owner of all of the outstanding Class C membership units of the Company.  In exchange, we receive the gross sales price of the ethanol, less the costs of transportation and storage and an administrative fee of $.01 per gallon of ethanol sold.  During the six month period ended March 31, 2007 we paid $229,484 in administrative fees to POET Ethanol Products, LLC, the entity that markets our ethanol.  Robert Casper, a former member of the Board of Managers until his resignation in January 2007, is the president of that entity and owns 18.5% of the ownership interest.

(6)        Distribution to Members

During the six month period ended March 31, 2007, the Company made cash distributions to its members aggregating $20,400,000 in accordance with the terms of its Operating Agreement.

(7)       Acquisitions

On December 22, 2005, the Company purchased for $96,000, 80 acres of land adjacent to land which it currently owned, including
95 acre feet of water rights and assumed a railroad lease with Union Pacific Railroad (“Union Pacific”). The terms of the purchase agreement were $24,000 down and three equal annual payments of $24,000 payable January 2006, 2007, and 2008 with interest accruing at the rate of 6% per annum commencing January 31, 2006. Payments have been made in accordance with these terms and $24,000 was paid January 4, 2007. The outstanding balance at March 31, 2007 is $24,000 payable in January 2008.

On February 6, 2007, the Company purchased 340 acre feet of water rights on property adjacent to one of the Company’s owned parcels for $340,408. The agreement allows water withdrawal at a maximum rate of 475 gallons per minute to a maximum annual withdrawal of 340 acre feet. The Company is in the process of converting the classification of these water rights from agricultural to industrial use.  It is anticipated that there will be a reduction of approximately 15-20% in allowable annual withdrawal pursuant to applicable Kansas state water use laws.

 (8)        Plant and Equipment

On October 10, 2006, the Company purchased a 1,000,000 bushel grain storage facility located on land adjacent to the Company’s plant for $1,200,000. The storage facility is situated on land owned by Union

Pacific, consequently the Company assumed the existing 20 year lease with Union Pacific for the balance of its term. The lease expires in 2020 and may be renewed upon agreement of the parties.

In September 2006, the Company entered into a contract to construct two 250,000 bushel grain bins, two hammer mills, and all the required conveyance equipment to connect the storage facility to the ethanol plant. The contract price was $2,961,105 of which $975,000 was paid prior to September 30, 2006. During the six months ended March 31, 2007, the Company received pay applications totaling $1,566,474, which includes change orders totaling $226,474, and paid $1,566,474 during the period.

The project is expected to be completed in late spring of 2007.

(9)           Loan Modification

The Fourth Amendment to the Credit Agreement dated July 29, 2003 between the Company and AgCountry Farm Credit Services (“AgCountry”), was entered into on October 2, 2006, reducing the variable interest rate applicable to the “Revolving Loan” to LIBOR plus 2.50%. In addition, the annual administration fee was suspended and the quarterly “Unused commitment fee” was reduced from 0.5% to 0.25% of the unused portion of the Revolving Loan Commitment during the quarter. The Capital Expenditure Section was deleted and replaced with a requirement for pre-approval of capital expenditures in excess of $2,500,000 for any fiscal year. Written approval is required for capital expenditures which exceed this limit.

The Company will incur capital expenditures in excess of this limit in the current fiscal year; therefore, it has submitted a written request to AgCountry to increase the limit to $5,000,000 which was approved and is applicable to the fiscal year ending September 30, 2007 only.

(10)         Subsequent Events

Based on the Company’s financial results for the quarter ended March 31, 2007, the Board of Managers declared a Member distribution equal to $1,000 per unit totaling $4,080,000. This distribution was paid April 25, 2007. This required the Company to draw $3,500,000 on the “Revolving Loan” with AgCountry.

In anticipation of the requirement for additional funds to pay distributions, grain contract margin calls, and financing the completion of the construction project, the Company requested that AgCountry increase the “Revolving Loan” to $8,000,000.  Consequently, the Fifth Amendment to the Credit Agreement dated July 29, 2003 was entered into on May 2, 2007 between the Company and AgCountry, which increased the commitment to $8,000,000.  In additional, the variable interest rate was reduced from LIBOR plus 2.50% to LIBOR plus 2.00%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following narrative describes the financial condition of Western Plains Energy, L.L.C. (“we” or the “Company”) at March 31, 2007 and compares it to our financial condition at fiscal year end September 30, 2006.  It also discusses our results of operations for the three and six month periods ended March 31, 2007, which we refer to as the second quarter of fiscal 2007 and the first six months of fiscal 2007, respectively, and compares those results to the comparable periods ended March 31, 2006.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2006, including the audited financial statements and notes included therein.

Results of Operations

Overview.  The following table highlights certain of our operating results for the second quarter of and the first six months of fiscal 2007 and the comparable periods of fiscal 2006:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenue	$28,927,544	$22,383,201	$56,024,162	$43,272,637

Income from operations	6,196,796	7,753,159	12,158,644	13,533,052

Other income (expense)	355	(29,308)	34,959	(90,480)

Net income	6,197,151	7,723,851	12,193,603	13,442,572

Comprehensive income	4,072,231	7,863,851	9,956,303	13,959,947

Net comprehensive income per unit	$998	$1,927	$2,440	$3,422

Despite an increase in our revenues,  our income from operations decreased for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 as well as for the first six months of fiscal 2007 compared to the first six months of fiscal 2006, primarily as a result of a dramatic increase in the cost of grain prevailing during fiscal 2007.  For the second quarter of fiscal 2007, we reported net income of $6,197,151 on revenue of $28,927,544 as compared to net income of $7,723,851 on revenue of $22,383,201 for the same period in fiscal 2006. Gross profit for the second quarter of fiscal 2007 was $8,353,266, compared to $9,650,850 for the same period in fiscal 2006. Gross profit was 28.9% of revenue for the second quarter of fiscal 2007, as compared to 43.1% for the same period in fiscal 2006.

For the first six months of fiscal 2007, we reported net income of $12,193,603 on revenue of $56,024,162 as compared to net income of $13,442,572 on revenue of $43,272,637 for the same period in fiscal 2006. The gross profit for the first six months of fiscal 2007 was $16,883,707 compared to $17,243,306 for the same period in fiscal 2006. Gross profit was 30.1% of revenue for the six months ended March 31, 2007, compared to 39.8% for the same period in fiscal 2006.

Net income. Net income for the second quarter of fiscal 2007 decreased $1,526,700 or 19.8% from the comparable period of fiscal 2006. Net income for the first six months of fiscal 2007 decreased $1,248,969 or 9.3% from the comparable period of fiscal 2006. We attribute this decrease to the following factors:

•                  A 66% increase in the first quarter and 77% increase in the second quarter of fiscal 2007 in the cost of grain, as compared to the related periods in fiscal 2006;

•                  Increased legal and other professional fees associated with exploring a possible sale of the Company; and

•                  Property taxes applicable to additions to the Company’s asset base which commenced in the second half of fiscal 2006.

Although the cost of grain was significantly higher in fiscal 2007 as compared to fiscal 2006, the decline in net income was tempered somewhat by a 16.6% increase in the price of ethanol sold and a 68% increase in the price of distillers grain sold during the period ended March 31, 2007 as compared to the period ended March 31, 2006.  As a result of the financing arrangement between the Company and Gove County in 2003, we have enjoyed property tax savings in connection with the property where our ethanol plant is located.  However, this arrangement does not extend to the recent additions and improvements to our existing property or the additional grain storage facility and other property we acquired during fiscal 2006, thus the Company pays taxes assessed on these items as due.

Revenue. Revenue for the second quarter of fiscal 2007 increased 29.2% from the comparable period of fiscal 2006. This increase is attributable to an increase in production of and higher market prices for ethanol and distillers grain sold.  We sold 4.8% more ethanol and 17.5% more distillers grain in the second quarter of 2007 than the comparable period of 2006. In addition to higher levels of product sold, the increase in revenue during this period is also attributable to an increase in the price we received for ethanol and distillers grain when compared to the same period of fiscal 2006.

Revenue for the first six months of fiscal 2007 increased 29.5% as compared to the same period of fiscal 2006. This increase is attributable to an increase in production and higher market prices for ethanol and distillers grain. We sold 7.1% more ethanol and 4.2% more distillers grain during the first six months of 2007 than the comparable period of 2006. The remainder of the increase in revenue is attributable to an increase in the price we received for ethanol and distillers grains.

We continued to enjoy favorable ethanol prices during the second quarter of fiscal 2007. The average price that we received for our ethanol rose 16.6% in the second quarter and 16.4% for the first six months of fiscal 2007 as compared to the same periods last year. We believe the favorable prices result from higher gasoline prices, an increase in demand for ethanol resulting from favorable blending economics and the growing recognition of ethanol as an alternative energy source. Historically, we, like other ethanol producers, have experienced a decline in ethanol prices during the spring and summer months, when mandatory blending ceases.  This, coupled with a projected increase in supply, may result in lower pricing through the second half of our fiscal year.

The anticipation of increased supply of ethanol by the petroleum industry has led to slow forward sales of ethanol. We continue to see the market hesitant to make any long term contract obligations until the supply situation is less ambiguous.  Roughly 94% of our estimated production has been contracted through our third quarter of fiscal 2007.  The amount of our contracted ethanol production decreases to 15% for the fourth quarter of fiscal 2007, and 5% for the first quarter of fiscal 2008.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenue for the second quarter of fiscal 2007 totaled 71.1%. This compares to cost of goods sold during the same period of fiscal 2006 of 56.9%.  Our cost of goods sold as a percentage of revenue for the first six months of fiscal 2007 totaled 69.9% compared to 60.1% during the same period of fiscal 2006.

The increase in cost of goods sold as a percentage of revenue during the first two quarters of fiscal 2007 is primarily attributable to the increased cost of grain.  A rise in the demand for grain, in part from the expanding ethanol industry, has put upward pressure on grain prices.  During the first two quarters of fiscal 2007, corn prices were at or near 10 year highs and we expect that the price will continue to increase.  Our grain contracts through the end of fiscal 2007 will reflect approximately a 5% increase in cost as compared to the average grain cost at March 31, 2007. This increase in cost is primarily due to an anticipated increase in the price we pay for corn as a result of increased ethanol production and overall demand world wide.

Our contract for natural gas for the first six months of fiscal 2007 was priced 27.8% less than it was for 2006, primarily because of storm-related price increases which occurred in the first six months of fiscal 2006. The impact of Hurricane Katrina on U.S. gas production has been mitigated with the passage of time causing natural gas prices to fall during the last half of fiscal 2006. This, coupled with our hedging strategies, makes us more optimistic for the foreseeable future about the price of natural gas. During the first quarter of fiscal 2007, natural gas (net of hedging activities) represented approximately 10.9% of our cost of goods sold as compared to 22.8% for fiscal 2006. In the second quarter of fiscal 2007, this ratio declined slightly to 8.9% as compared to 18.0% for the second quarter of fiscal 2006. Energy hedge losses realized for the second quarter and first six months of fiscal 2007 were $206,360 and $826,335, respectively, as compared to realized losses of $316,150 and $445,830 for the same periods of fiscal 2006.

General and Administrative Expenses. General and administrative expenses increased 44.8% for the second quarter of fiscal 2007 compared to second quarter of fiscal 2006 while increasing 102.7% for the first six months of fiscal 2007 from the comparable period of fiscal 2006. The net increase for this period is attributable to property taxes associated with additions to the plant and the acquisition of the grain storage facility, as well as legal and other professional fees associated with exploring a potential sale of the Company.

Depreciation. Depreciation during the second quarter of fiscal 2007 increased 3.3%, from the comparable period of fiscal 2006, reflecting the additional depreciation related to the purchase of the grain storage facility.  Depreciation during the first six months of fiscal 2007 increased 4.0% from comparable period of fiscal 2006 because of additional depreciation expense associated with the grain storage facility acquisition in October 2006.

Overall, total expenses increased 27.4% from the first six months of fiscal 2006 to the comparable period of 2007, primarily due to the increase in general and administrative expenses.

Other Income (Expense).  The information below summarizes the significant increases (decreases) in items of other income and expense for the second quarter and first six months of fiscal 2007 as compared to the same periods of fiscal 2006:

	Increase (Decrease) for the Periods Ended March 31, 2007 Compared to March 31, 2006
	3 Months	6 Months
Income from grants and subsidies	$(85,878)	$(205,382)
Interest Income	(6,464)	11,187
Interest Expense	(69,128)	(167,753)
Other Expense	(52,877)	(151,881)

The decrease in income from grants and subsidies for the first six months of fiscal 2007 is attributable to the termination of the Federal Bioenergy Incentive Program on June 30, 2006.

Interest income increased for the first quarter of fiscal 2007 because of a larger average cash balance on deposit. This cash balance was reduced during the second quarter by distributions to our members and remained at a reduced balance at the end of the second quarter of fiscal 2007. Consequently, there was a reduction in interest income for the second quarter of fiscal 2007 but an increase in interest income for the first six months of fiscal 2007 when compared to the same periods of fiscal 2006.

Interest expense decreased for the first six months of fiscal 2007 when compared to fiscal 2006, primarily due to a reduction in the average outstanding balance of the Company’s line of credit as well as reduced interest rates applicable to the line of credit pursuant to the Fourth Amendment of the Credit Agreement with AgCountry Farm Services executed in October 2006.

Other expense decreased 65% during the first six months of fiscal 2007, when compared to the related period of fiscal 2006 primarily because we made minor improvements to our plant site during fiscal 2006 which have not been repeated during fiscal 2007.

Gain (Loss) on Hedging Activities.  During the second quarter of fiscal 2007, we reported $2,124,920, of unrealized losses on hedging contracts as compared to unrealized gains of $140,000 for the same period in fiscal 2006.  During the first six months of 2007, we reported $2,237,300 of unrealized losses on hedging contracts as compared to unrealized gains of $517,375 for the same period in fiscal 2006.  Comprehensive income for the first six months of fiscal 2007 decreased 28.7% from the same period of fiscal 2006 partly as a result of the unrealized losses on hedging contracts.  These unrealized gains or losses will eventually flow through to costs of good sold when the contracts are closed out.  Present market conditions are creating a situation where the unrealized losses on our hedging contracts are being tempered by rising grain prices.  Thus, we are generally expecting a reduction in costs that we will actually recognize when the hedging contracts are closed, as compared to the costs that we would have incurred had we not utilized the hedging activities, since we expect the price of grain to continue to increase in the foreseeable future.

Liquidity and Capital Resources

Overview.  The following table highlights certain information relating to our liquidity and capital resources at March 31, 2007 and September 30, 2006:

	March 31, 2007	September 30, 2006
Working Capital	$9,368,740	$20,127,553

Current Assets	13,193,153	22,543,455

Current Liabilities	3,824,413	2,415,902

Long-term Debt	13,531	42,944

Members’ Equity	37,497,015	47,845,419

Our working capital at March 31, 2007 decreased 53.5% from year-end September 30, 2006. This decrease is primarily attributable to the cash distributions paid to our members in October 2006 and January 2007 totaling $20,400,000 and grain related contract margin calls paid during this fiscal year. Our operations continue to generate sufficient resources for our investing and financing activities; however, the Company deemed it appropriate to request an increase in its “Revolving Loan” with AgCountry Farm Credit Services.  We believe the increase is advisable to ensure that our investing opportunities are not compromised by lack of financial flexibility.  Our current ratio, representing current assets divided by current liabilities, was 3.45:1 at March 31, 2007, compared to 9.33:1 at September 30, 2006.

Working Capital. Current assets decreased 41.5% from fiscal year end September 30, 2006 to March 31, 2007. The decrease during the first six months of fiscal 2007 is due primarily to a decrease in cash and an increase in inventory. Current liabilities increased 58.3% primarily due to an outstanding balance of approximately $1,000,000 on our line of credit and an increase in accounts payable for grain from September 30, 2006 to March 31, 2007.

We maintain a line of credit to finance short-term working capital requirements. Subsequent to the 2006 fiscal year end, the amount of the line was reduced from $4,500,000 to $4,000,000 in accordance with our lending agreement.  However, as mentioned above, during the second quarter of fiscal 2007 the Company requested and its lender approved an increase of the line to $8,000,000.

Cash Flow.  Cash generated from operating activities during the first six months of fiscal 2007 was $10,602,934, a decrease of 18.3% from the same period of fiscal 2006.  The decrease is primarily due to an increase in our inventory levels as compared to the first six months of fiscal 2006, which was tempered by a decrease in accounts receivable and the conversion of losses on our grain hedging contracts.  Our inventory increased 419% from September 30, 2006 to March 31, 2007, reflecting substantially higher grain prices and increased grain on hand due to additional storage provided by the grain storage facility we purchased.  The increased storage, in turn, is designed to help us manage our grain costs.

The amount of cash used in investing activities increased significantly during the first six months of fiscal 2007 compared to the same period of fiscal 2006, as a result of our purchase of property and equipment and the volatility of the commodities market.  We purchased a grain elevator adjacent to our plant in the amount of $1,200,000 during the first quarter of fiscal 2007, and had work in progress for the grain bins and related infrastructure for our new storage facilities in the amount of $2,666,204, during the first two quarters of fiscal 2007.  Investment in commodity accounts, net of withdrawals, for the second quarter and first six months of fiscal 2007 was $2,062,143 and $2,510,839, respectively, as compared to net returns of $122,649 and $1,536,344 during the comparable periods of fiscal 2006.

Cash used in financing activities increased during the first six months of fiscal 2007 compared to the same period of fiscal 2006.  The largest increase was the distributions to our members, which increased by approximately $9,800,000 as compared to the same period of fiscal 2006.  Although not required to do so, the Board has declared cash distributions to members each quarter since the first quarter of fiscal 2005.

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

e.             Drought and other environmental conditions; and

f.              Changes in our business plan.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears a variable interest rate.  At March 31, 2007, we had $1,000,000 outstanding in variable-rate debt.

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

Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain would produce an increase in the fair value of our derivative instruments equal to approximately $223,730 based on our positions at March 31, 2007.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of March 31, 2007, the fair value of our derivative instruments for grain is a contra-asset in the amount of $(2,237,300).  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected grain usage is approximately 16,600,000 bushels per year for the production of 44,800,000 gallons of ethanol.  We have price protection for approximately 100% of our expected grain usage for the fiscal year ending September 30, 2007 using CBOT futures and options.  As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Additional price protection may be required to solidify our margins into fiscal year 2008.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 18% of our natural gas needs through September 30, 2007.  The forward contracts provide for approximately 20% lower gas prices for the second quarter of fiscal 2007 than for the second quarter of fiscal 2006.  We do not currently have any forward contracts in place for fiscal 2008.

At the time we purchased price protection for natural gas, the market was experiencing a lower level of price uncertainty as compared to previous years.  Due to reduced volatility of the current natural gas market, we have targeted specific price points to forward contract our natural gas requirements.  We have purchased derivative instruments on a portion of our requirements to allow us to benefit in the event natural gas prices increase.  While energy sector prices have witnessed recent increases, and natural gas, as a portion of the total energy market, has responded with higher prices to be cost competitive with its alternatives, the energy sector remains below previous year levels.  In the future, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of March 31, 2007 and March 31, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change – Market Risk
March 31, 2007	$(2,237,300)	$223,730
March 31, 2006	526,643	52,664

The Company is also exposed to market risk from changes in ethanol prices.  These price fluctuations are minimized in part by advanced contract pricing of our ethanol, which is designated to establish a price floor for our ethanol sales.  Currently, the Company has entered into priced contracts for the approximately 95% of our anticipated ethanol production through the third quarter of fiscal 2007 and 15% of the fourth quarter of our fiscal year ending September 30, 2007, as well as a small portion of our anticipated production for the first quarter of fiscal 2008.  The Company may continue to sell ethanol using contract pricing into fiscal 2008 to attempt to further reduce our risk related to price decreases.  While this strategy minimizes the risk associated with downward price fluctuations of ethanol, it may also prevent us from realizing the full benefit of upward price movements.  Although using priced contracts makes our revenue more predictable, we cannot predict the extent to which other factors such as inflation, government regulation or changing prices may affect our financial performance.

Item 4.  Controls and Procedures

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure.  As of March 31, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

WESTERN PLAINS ENERGY, L.L.C.

/s/ Steven R. McNinch
Date: May 15, 2007	By:
Steven R. McNinch
Chief Executive Officer/General Manager

/s/ Richard Sterrett
Date: May 15, 2007	By:
Richard Sterrett,
Principal Financial Officer