Form 10-Q
period 2007-06-30
WESTERN PLAINS ENERGY LLC
filed 2007-08-14
CIK 1161049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended:  June 30, 2007

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

As of August 9, 2007, 2,286 Class A Capital Units, 1,744 Class B Capital Units and 50 Class C Capital Units of the registrant were outstanding.

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

i

WESTERN PLAINS ENERGY, L.L.C.
BALANCE SHEETS

	June 30, 2007	September 30, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,010,798	$14,990,238
Accounts receivable	5,228,438	5,624,619
Accounts receivable - government subsidies	702,000	222,064
Inventory	7,828,139	1,456,463
Prepaid expense	236,892	48,006
Commodities trading accounts - futures and options contracts	1,465,861	202,065
Total current assets	16,472,128	22,543,455

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	766,586	748,371
Water rights	340,408	—
Manufacturing equipment	38,282,030	38,211,023
Buildings	1,654,628	1,429,128
Vehicles	490,599	316,424
Office equipment, furniture, fixtures	174,803	174,803
Grain handling and other equipment	1,178,946	167,266
Spare parts	372,891	228,967
Construction-in-progress	3,173,640	1,099,730
	47,136,403	43,077,584
Less: Accumulated depreciation	(20,243,893)	(15,859,396)
	26,892,510	27,218,188

OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Loan origination fees, net	238,790	264,071
Financing fees, net	175,668	180,717
Deposits	97,834	97,834
	32,512,292	32,542,622

TOTAL ASSETS	$75,876,930	$82,304,265

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,989,930	$1,011,690
Accrued interest	10,378	2,363
Accrued expenses and liabilities	2,254,530	1,367,024
Current portion of long term debt	2,234,825	34,825
Total current liabilities	6,489,663	2,415,902

LONG TERM DEBT	11,727	42,944

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 2,286 issued	10,910,140	10,910,140
Class B Capital Units, 1,744 issued	8,640,895	8,640,895
Class C Capital Units, 50 issued	250,000	250,000
Membership distributions	(61,648,800)	(37,168,800)
Accumulated comprehensive (loss)	(2,481,955)	(95,293)
Retained earnings	81,705,260	65,308,477
Total members’ equity	37,375,540	47,845,419

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$75,876,930	$82,304,265

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE  AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006

REVENUE	$28,550,934	$31,467,494	$84,575,096	$74,740,132
COST OF SALES	23,016,213	14,137,030	62,156,668	40,166,361
GROSS PROFIT	5,534,721	17,330,464	22,418,428	34,573,771

EXPENSES
General and administrative expenses	522,610	425,605	2,305,727	1,305,134
Depreciation expense	1,468,243	1,413,888	4,389,969	4,224,393
Amortization expense	10,110	10,110	30,330	30,330
Total expenses	2,000,963	1,849,603	6,726,026	5,559,857

Income from operations	3,533,758	15,480,861	15,692,402	29,013,914

Other income (expense)
Interest expense	(35,819)	(37,992)	(64,728)	(234,655)
Interest from Industrial Development Revenue Bonds	280,000	280,000	840,000	840,000
Plant lease expense	(280,000)	(280,000)	(840,000)	(840,000)
Bioenergy incentive program income	702,000	894,163	702,000	1,099,545
Interest income	3,241	33,349	55,950	74,871
Other income (expense)	—	5,049	11,159	(135,673)

Total other income (expense)	669,422	894,569	704,381	804,088

NET INCOME	$4,203,180	$16,375,430	$16,396,783	$29,818,002

Other comprehensive income
Unrealized gains (loss) on grain hedging contracts	(244,655)	(516,387)	(2,386,662)	988

COMPREHENSIVE INCOME	$3,958,525	$15,859,043	$14,010,121	$29,818,990

NET COMPREHENSIVE INCOME PER UNIT
BASIC AND DILUTED	$970.23	$3,887.02	$3,433.85	$7,308.58

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	4,080	4,080	4,080	4,080

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.
STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

OPERATING ACTIVITIES
Net income	$16,396,783	$29,818,002
Depreciation	4,389,969	4,224,393
Amortization	30,330	30,330
Conversion of unrealized gains (losses) on grain hedging contracts to realized gains (losses)	1,246,572	988
Changes in assets and liabilities
Accounts receivable	396,181	(2,758,800)
Accounts receivable - Government Subsidies	(479,936)	(419,884)
Accounts receivable- Members	—	(12,317)
Inventory	(6,371,676)	(135,169)
Prepaid expenses	(188,886)	(106,105)
Accounts payable and accrued expenses	1,865,745	(45,113)
Accrued interest	8,015	1,245
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,293,097	30,597,570

INVESTING ACTIVITIES
Purchase of property and equipment	(4,058,818)	(704,057)
Investment in commodities trading accounts	(13,748,502)	(881,222)
Withdrawals from commodities trading accounts	8,846,000	775,000
NET CASH (USED IN) INVESTING ACTIVITIES	(8,961,320)	(810,279)

FINANCING ACTIVITIES
Payments on notes payable and line of credit	(11,781,217)	(6,180,000)
Member distributions	(24,480,000)	(16,320,000)
Proceeds from notes payable and line of credit	13,950,000	80,475
NET CASH (USED IN) FINANCING ACTIVITIES	(22,311,217)	(22,419,525)

NET INCREASE (DECREASE) IN CASH	(13,979,440)	7,367,766

CASH - BEGINNING OF PERIOD	14,990,238	1,245,903

CASH - END OF PERIOD	$1,010,798	$8,613,669

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
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

The results of operations for the three and nine month periods ended June 30, 2007 presented are not necessarily indicative of the results to be expected for the full fiscal year.  For further information, refer to the audited financial statements of the Company as of and for the year ended September 30, 2006 including notes thereto, included in the Company’s Form 10-K.

Certain amounts from the June 30, 2006 financial statements have been reclassified to conform to current period presentation.

(2)           Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.  Inventory consists principally of raw material, work-in-process and finished goods.

Raw materials	$6,044,438
Work-in-process	1,137,933
Finished goods	645,768
$7,828,139

(3)           Investments

Commodities trading accounts — futures and options contracts

The Company attempts to minimize the effects of changes in the prices of agricultural commodities by using exchange-traded futures and options contracts to minimize net positions in these contracts.  The Company accounts for changes in market value on exchange-traded futures and option contracts at exchange values and accounts for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area.  Changes in the market value of all these contracts are recognized in operations as a component of cost of revenues.   Unrealized losses in open contracts are recognized as a component of comprehensive income. In the three month period ended June 30, 2007, unrealized losses increased $244,655 to $2,481,955.  During the nine month period ended June 30, 2007, unrealized losses increased by $2,387,650 from a gain of $988, to $2,386,662 at June 30, 2007.

(4)           Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest amounts since they offset; however, they are recorded for accounting purposes.  Both the bond and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the nine month period ended June 30, 2007 was $840,000.  This amount is equal to the lease expense of the plant.

(5)           Related Party Transactions

During the nine month period ended June 30, 2007, ICM, Inc., the general contractor for the plant, submitted pay applications totaling $239,000 in connection with maintenance performed during the Company’s routine shut-down and premium associated with a safety and loss program. During the same period in fiscal 2006, ICM, Inc. submitted pay applications totaling $343,630 for the replacement of the burner for the dryer unit, parts and repairs of the ethanol plant, and premiums for a safety and loss program.  ICM, Inc. received payments relating to these items of $217,777 in the nine month period ended June 30, 2007 and $326,733 in the nine month period ended June 30, 2006. ICM, Inc. is controlled by a former member of the Company’s Board of Managers who did not stand for reelection after his term expired in March 2006.

(6)           Distribution to Members

During the nine month period ended June 30, 2007, the Company made cash distributions to its members aggregating $24,480,000 in accordance with the terms of its Operating Agreement.

(7)           Acquisitions

On December 22, 2005, the Company purchased for $96,000, 80 acres of land adjacent to land which it currently owned, including 95 acre feet of water rights and assumed a railroad lease with Union Pacific Railroad (“Union Pacific”). The terms of the purchase agreement were $24,000 down and three equal annual payments of $24,000 payable January 2006, 2007, and 2008 with interest accruing at the rate of 6% per annum commencing January 31, 2006. Payments have been made in accordance with these terms and $24,000 was paid January 4, 2007. The outstanding balance at June 30, 2007 is $24,000 payable in January 2008.

On February 6, 2007, the Company purchased 340 acre feet of water rights on property adjacent to one of the Company’s parcels for $340,408. The agreement allows water withdrawal at a maximum rate of 475 gallons per minute to a maximum annual withdrawal of 340 acre feet. The Company is in the process of converting the classification of these water rights from agricultural to industrial use. It is anticipated that there will be a reduction of approximately 15-20% in allowable annual withdrawal pursuant to applicable Kansas State Water Use Laws.

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

In September 2006, the Company entered into a contract to construct two 250,000 bushel grain bins, two hammer mills, and all the required conveyance equipment to connect the storage facility to the ethanol plant. The contract price was $2,961,105 of which $975,000 was paid prior to September 30, 2006. During the nine months ended June 30, 2007, the Company received pay applications totaling $2,066,474  which includes change orders totaling $226,474, and paid $2,073,910 during the period.

The project is expected to be completed in August 2007.

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

The Company will incur capital expenditures in excess of this limit in the current fiscal year; therefore in anticipation of the requirement for additional funds to pay distributions, grain contract margin calls, and financing the completion of the construction project, the Company requested that AgCountry increase the “Revolving Loan” to $8,000,000. Consequently, the Fifth Amendment to the Credit Agreement dated July 29, 2003, was entered into on May 2, 2007 between the Company and AgCountry, which was approved and thus increased the commitment to $8,000,000. In addition, the variable interest rate was reduced from LIBOR plus 2.50% to LIBOR plus 2.00%.

(10)         Subsequent Events

Based on the Company’s financial results for the quarter ended June 30, 2007, the Board of Managers declared a Member distribution equal to $1,000 per unit totaling $4,080,000. This distribution was paid July 25, 2007. This required the Company to draw $4,000,000 on the “Revolving Loan” with AgCountry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following narrative describes the financial condition of Western Plains Energy, L.L.C. (“we”, “our” or the “Company”) at June 30, 2007 and compares it to our financial condition at fiscal year end September 30, 2006.  It also discusses our results of operations for the three month period ended June 30, 2007, which we refer to as the third quarter of fiscal 2007 and the first nine months of fiscal 2007, respectively, and compares those results to the comparable periods ended June 30, 2006.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2006, including the audited financial statements and notes included therein.

Results of Operations

Overview.  The following table highlights certain of our operating results for the third quarter and the first nine months of fiscal 2007 and the comparable periods of fiscal 2006:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenue	$28,550,934	$31,467,494	$84,575,096	$74,740,132
Income from operations	3,533,758	15,480,861	15,692,402	29,013,914
Other income	669,422	894,569	704,381	804,088
Net income	4,203,180	16,375,430	16,396,783	29,818,002
Comprehensive income	3,958,525	15,859,043	14,010,121	29,818,990
Net comprehensive income per unit	$970	$3,887	$3,434	$7,308

Our income from operations significantly decreased for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 as well as for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006, primarily as a result of a dramatic increase in the cost of grain prevailing during fiscal 2007.  For the third quarter of fiscal 2007, we reported net income of $4,203,180 on revenue of $28,550,934 as compared to net income of $16,375,430 on revenue of $31,467,494 for the same period in fiscal 2006. Gross profit for the third quarter of fiscal 2007 was $5,534,721, compared to $17,330,464 for the same period in fiscal 2006. Gross profit was 19.4% of revenue for the third quarter of fiscal 2007, as compared to 55.1% for the same period in fiscal 2006.

For the first nine months of fiscal 2007, we reported net income of $16,396,783 on revenue of $84,575,096 as compared to net income of $29,818,002 on revenue of $74,740,132 for the same period in fiscal 2006. The gross profit for the first nine months of fiscal 2007 was $22,418,428 compared to $34,573,771 for the same period in fiscal 2006. Gross profit was 26.5% of revenue for the nine months ended June 30, 2007, compared to 46.3% for the same period in fiscal 2006.

The outlook for fiscal 2008 is unpredictable at this time due to uncertainty in the commodities market, but our competitive position within the industry helps us remain optimistic.  The potential of increased production from many new plants coming on-line makes it difficult to predict the future of ethanol prices.  This increased capacity has also affected the price of grain and may continue to do so in the future.

Net income. Net income for the third quarter of fiscal 2007 decreased $12,172,250 or 74.3% from the comparable period of fiscal 2006. Net income for the first nine months of fiscal 2007 decreased $13,421,219 or 45.0% from the comparable period of fiscal 2006. We attribute this decrease to the following factors:

•                  A 66% increase in the first quarter, 77% increase in the second quarter and a 93% increase in the third quarter of fiscal 2007 in the cost of grain, as compared to the related periods in fiscal 2006;

•                  Increased legal and other professional fees associated with exploring a possible sale of the Company; and

•                  Property taxes applicable to additions to the Company’s asset base which commenced in the second half of fiscal 2006.

Although the cost of grain is significantly higher in fiscal 2007 as compared to fiscal 2006, the decline in net income was tempered somewhat by a 3.3% increase in the average price and a 3.6% increase in the amount of ethanol sold and an 11.5% increase in the average price and a 39% increase in the amount of distillers grain sold during the nine months ended June 30, 2007, as compared to the nine months ended June 30, 2006.  As a result of the financing arrangement between the Company and Gove County in 2003, we have enjoyed property tax savings in connection with the property where our ethanol plant is located.  However, this arrangement does not extend to the recent additions and improvements to our existing property such as the additional grain storage facility and other plant and equipment that we acquired in fiscal 2006 or increases in appraisal values of the plant.   Accordingly, our property taxes have increased, and this has contributed to the decrease in net income.

Revenue. Revenue for the third quarter of fiscal 2007 decreased 9.3% from the comparable period of fiscal 2006. This decrease is attributable to a slight decrease in ethanol sales and softening market prices for ethanol, as well as a slight decrease in ethanol production from the same quarter of fiscal 2006 due to down-time for scheduled plant maintenance.  The prior year, our scheduled shut-down occurred during the fourth quarter.  The decrease in revenue was tempered by an increase in the price and amount of distillers grain sold during the period.  We sold 2.5% less ethanol and 10.3% more distillers grain in the third quarter of 2007 than the comparable period of 2006.

Revenue for the first nine months of fiscal 2007 increased 13.2% compared to the same period of fiscal 2006. This increase is attributable to an increase in production and higher average sales prices for ethanol and distillers grain during the first two quarters of fiscal 2007. We sold 3.6% more ethanol and 11.5% more distillers grain during the first nine months of 2007 than in the comparable period of fiscal 2006. The remainder of the increase in revenue is attributable to a 3.3% increase in the average price we received for ethanol and a 62% increase in the average price we received for distillers grains.

The anticipation of increased supply of ethanol by the petroleum industry has led to reduced demand for future sales of ethanol. We continue to see the market hesitant to make any long term contract obligations until the supply situation is less ambiguous.  Roughly 88% of our estimated production has been contracted through our fourth quarter of fiscal 2007.  To the extent that our hedging strategy for ethanol proves inaccurate in any material respect, our future revenue could be adversely affected.  Hedging strategies become more difficult to employ the  farther into the future we attempt to mitigate our market risk for ethanol prices.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenue for the third quarter of fiscal 2007 totaled 80.6%. This compares to cost of goods sold during the same period of fiscal 2006 of

44.9%.  Our cost of goods sold as a percentage of revenue for the first nine months of fiscal 2007 totaled 73.5% compared to 53.7% during the same period of fiscal 2006.

The increase in cost of goods sold as a percentage of revenue during the first three quarters of fiscal 2007 is primarily attributable to the increased cost of grain.  A rise in the demand for grain, in part from the expanding ethanol industry, has put upward pressure on grain prices.  During the first three quarters of fiscal 2007, corn prices were at or exceeded 10 year highs. U.S. farmers planted a record 93.5 million acres of corn in 2007; therefore, we expect the price of corn to slowly decline through the harvest period. Our cost of grain in the fourth quarter of fiscal 2007 will reflect an estimated decrease in cost relative to the average cost at June 30, 2007. This decrease is primarily due to grain currently in storage that will be used during the fourth quarter of fiscal 2007.

Our contract for natural gas for the first nine months of fiscal 2007 was priced 24.5% less than it was for 2006, primarily because of storm-related price increases which occurred in the first six months of fiscal 2006. The impact of Hurricane Katrina on U.S. gas production has been mitigated with the passage of time, causing natural gas prices to fall during the last half of fiscal 2006. This, coupled with our hedging strategies, makes us more optimistic for the foreseeable future about the price of natural gas. During the first quarter of fiscal 2007, natural gas (net of hedging activities) represented approximately 10.9% of our cost of goods sold as compared to 22.8% for fiscal 2006. In the second quarter of fiscal 2007, this ratio declined slightly to 8.9% as compared to 18.0% for the second quarter of fiscal 2006. This ratio was reduced further in the third quarter of fiscal 2007 to 7.1% as compared to 13.3% for the third quarter of fiscal 2006. The decrease in the relative percentage of gas as a component of cost of goods sold is a function of lower gas prices and higher grain prices.  Energy hedge losses realized for the third quarter and first nine months of fiscal 2007 were $396,553 and $1,222,887, respectively, as compared to realized losses of $278,340 and $724,170 for the same periods of fiscal 2006.

General and Administrative Expenses. General and administrative expenses increased 22.8% for the third quarter of fiscal 2007 compared to third quarter of fiscal 2006 while increasing 76.7% for the first nine months of fiscal 2007 from the comparable period of fiscal 2006. The net increase for this period is attributable to property taxes associated with additions to and an increase in the assessed value of the plant, as well as the acquisition of the grain storage facility. Legal and other professional fees associated with exploring a potential sale of the Company also contributed to the increase.

Depreciation. Depreciation during the third quarter of fiscal 2007 increased 3.8% from the comparable period of fiscal 2006, reflecting the additional depreciation related to the purchase of the grain storage facility and other assets.  Depreciation during the first nine months of fiscal 2007 increased 3.9% from comparable period of fiscal 2006 because of additional depreciation expense associated with the grain storage facility acquisition in October 2006, and other depreciable assets acquired during fiscal 2007.

Overall, total expenses increased 21% in the first nine months of fiscal 2007 to the comparable period of 2006, primarily due to the increase in general and administrative expenses.

Other Income (Expense).  The information below summarizes the significant increases (decreases) in items of other income and expense for the third quarter and first nine months of fiscal 2007 as compared to the same periods of fiscal 2006:

	Increase (Decrease) for the Periods Ended June 30, 2007 Compared to June 30, 2006
	3 Months	9 Months
Income from grants and subsidies	$(192,163)	$(397,545)
Interest income	(30,108)	(18,921)
Interest expense	(2,173)	(169,927)
Other income/expense	(5,049)	146,832

The decrease in income from grants and subsidies for the first nine months of fiscal 2007 is attributable to the termination of the Federal Bioenergy Incentive Program on June 30, 2006 and a larger pool of ethanol producers sharing in the Kansas State Production Incentive Program during the third quarter of fiscal 2007.

Interest income increased for the first quarter of fiscal 2007 because of a larger average cash balance on deposit. This cash balance was reduced during the second quarter by distributions to our members and remained at a reduced balance at the end of the third quarter of fiscal 2007. Consequently, there was a reduction in interest income for the third quarter of fiscal 2007 as well as for the nine months ended June 30, 2007.

Interest expense decreased for the first nine months of fiscal 2007 when compared to fiscal 2006, primarily due to a reduction in the average outstanding balance of the Company’s line of credit as well as reduced interest rates applicable to the line of credit pursuant to the Fourth and Fifth Amendments of the Credit Agreement with our principal lender executed in October 2006 and May 2007, respectively.

Other expense decreased 108% during the first nine months of fiscal 2007, when compared to the related period of fiscal 2006 primarily because we made minor improvements to our plant site during fiscal 2006 which have not been repeated during fiscal 2007.

Gain (Loss) on Hedging Activities.  During the third quarter of fiscal 2007, we reported $244,655 of unrealized losses on hedging contracts as compared to unrealized losses of $516,387 for the same period in fiscal 2006.  During the first nine months of 2007, we reported $2,386,662 of unrealized losses on hedging contracts as compared to unrealized gains of $988 for the same period in fiscal 2006.  Comprehensive income for the third quarter of fiscal 2007 decreased 52.6% from the same period of fiscal 2006 partly as a result of the unrealized losses on hedging contracts.  These unrealized gains or losses will eventually flow through to costs of good sold when the contracts are closed out.  Present market conditions are creating a situation where the unrealized losses on our hedging contracts are being tempered by falling grain prices.  Thus, we are generally expecting a reduction in costs that we will actually recognize when the hedging contracts are closed, as compared to the costs that we would have incurred had we not utilized the hedging activities, since we expect the price of grain to continue to decrease for the next six months.

Liquidity and Capital Resources

Overview.  The following table highlights certain information relating to our liquidity and capital resources at June 30, 2007 and September 30, 2006:

	June 30, 2007	September 30, 2006
Working Capital	$9,982,466	$20,127,553
Current Assets	16,472,128	22,543,455
Current Liabilities	6,489,663	2,415,902
Long-term Debt	11,727	42,944
Members’ Equity	37,375,540	47,845,419

Our working capital at June 30, 2007 decreased 50.4% from year-end September 30, 2006. This decrease is primarily attributable to the cash distributions paid to our members in October 2006, January

2007 and April 2007 totaling $24,480,000, grain related contract margin calls and asset additions paid during this fiscal year. While our operations have not produced cash sufficient to replace the balance on hand at September 30, 2006, our operations continue to generate sufficient resources for our investing and financing activities.  However, the Company deemed it appropriate to request an increase in its “Revolving Loan” with its principal lender in order to provide additional flexibility in access to short-term liquidity.  Our current ratio, representing current assets divided by current liabilities, was 2.54:1 at June 30, 2007, compared to 9.33:1 at September 30, 2006.

Working Capital. Current assets decreased 26.9% from fiscal year end September 30, 2006 to June 30, 2007. The decrease during the first nine months of fiscal 2007 is due to a decrease in cash of $13,979,440 which was partially offset by an increase in grain inventory of $6,371,676. Current liabilities increased 168.6% primarily due to an outstanding balance of approximately $2,200,000 on our line of credit, an increase in accounts payable for grain from September 30, 2006 to June 30, 2007 and the reclassification of a bank overdraft in the amount of $1,162,587.  We believe our cash flow in the foreseeable future will be sufficient to satisfy these liabilities without compromising other working capital needs.

We maintain a line of credit to finance short-term working capital requirements. Subsequent to the 2006 fiscal year end, the amount of the line was reduced from $4,500,000 to $4,000,000 in accordance with our lending agreement.  However, as mentioned above, during the second quarter of fiscal 2007 the Company requested and its lender approved an increase of the line to $8,000,000.

Cash Flow.  Cash generated from operating activities during the first nine months of fiscal 2007 was $17,293,097, a decrease of 43.5% from the same period of fiscal 2006.  The decrease is primarily due to a decrease in net income and an increase in our inventory levels as compared to the first nine months of fiscal 2006, which was tempered by a decrease in accounts receivable, the conversion of losses on our grain hedging contracts and an increase in accounts payable.  Our inventory increased 437.5% from September 30, 2006 to June 30, 2007, reflecting substantially higher grain prices and increased grain on hand due to additional storage provided by the grain storage facility we purchased as well as the construction of two new storage bins.  The increased storage, in turn, is designed to help us manage our grain costs.

The amount of cash used in investing activities increased significantly during the first nine months of fiscal 2007 compared to the same period of fiscal 2006, as a result of our purchase of property and equipment and the volatility of the commodities market.  We purchased a grain elevator adjacent to our plant in the amount of $1,200,000 during the first quarter of fiscal 2007, and had work in progress for the grain bins and related infrastructure for our new storage facilities in the amount of $2,858,818, during the first three quarters of fiscal 2007.  Investment in commodity accounts, net of withdrawals, for the third quarter and first nine months of fiscal 2007 was $2,391,663 and $4,902,502, respectively, as compared to net returns of $(1,642,566) and $106,222 during the comparable periods of fiscal 2006.

Cash used in financing activities decreased slightly during the first nine months of fiscal 2007 compared to the same period of fiscal 2006. Although there was a net increase in our line of credit of $2,200,000 as compared to a net decrease of $6,180,000 during the comparable period in fiscal 2006, the increase in the distributions to our members by approximately $8,160,000 when compared to the same period of fiscal 2006, resulted in the slight overall decrease in cash used. Our members have received significantly more distributions in fiscal 2007 as compared to fiscal 2006 in part because of excess cash generated by our fiscal 2006 operations.  However, it is unlikely that we will continue to make distributions of the same magnitude into fiscal 2008, due to the profit margins we are experiencing in fiscal 2007.  Although not required to do so, the Board has declared cash distributions to members each quarter since the first quarter of fiscal 2005.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears a variable interest rate.  At June 30, 2007, we had $2,200,000 outstanding in variable-rate debt.

We have not entered into any hedging transactions in connection with our note, although we may consider such an arrangement in the future if appropriate.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process and our dependence on the sale of ethanol for a majority of our revenue.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain would produce an increase in the fair value of our derivative instruments equal to approximately $248,195 based on our positions at June 30, 2007.

 The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of June 30, 2007, the fair value of our derivative instruments for grain is a contra-asset in the amount of $(2,481,955).  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

To manage our grain price risk, our hedging strategy is designed to establish a price ceiling and floor for our purchases.  We have taken a net long position on our exchange traded futures and options contracts, which allows us to offset increases or decreases in the market price of grain and the cash market price of grain at the time of the execution of the contract. The upper limit of loss on our exchange traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.

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

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 75% of our natural gas needs through September 30, 2007.  The forward contracts provide relatively flat gas prices for the fourth quarter of fiscal 2007 as compared to the third quarter of fiscal 2007.

At the time we purchased price protection for natural gas, the market was experiencing a lower level of price uncertainty as compared to previous years.  Due to reduced volatility of the current natural gas market, we have targeted specific price points to forward contract our natural gas requirements.  We have purchased derivative instruments on a portion of our requirements to allow us to benefit in the event natural gas prices increase.  While energy sector prices have witnessed recent increases, and natural gas, as a portion of the total energy market, has responded with higher prices to be cost competitive with its alternatives, the energy sector continues to climb. In the future, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of June 30, 2007 and June 30, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
June 30, 2007	$1,464,861	$146,486
June 30, 2006	425,189	42,519

The Company is also exposed to market risk from changes in ethanol prices.  These price fluctuations are minimized in part by advanced contract pricing of our ethanol, which is designated to establish a price floor for our ethanol sales.  Currently, the Company has entered into priced contracts for approximately 88% of our anticipated ethanol production through the fourth quarter of fiscal 2007.  The Company may continue to sell ethanol using contract pricing into fiscal 2008 to attempt to further reduce our risk related to price decreases.  While this strategy minimizes the risk associated with downward price fluctuations of ethanol, it may also prevent us from realizing the full benefit of upward price movements.  Although using priced contracts makes our revenue more predictable, we cannot predict the extent to which other factors such as inflation, government regulation or changing prices may affect our financial performance.

Item 4.  Controls and Procedures

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure.  As of June 30, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of members on June 11, 2007.  At the meeting, both of the nominees for election to the Board of Managers by the holders of Class A Capital Units were elected, as well as one of the four nominees for election to the Board of Managers by the holders of Class B and C Capital Units. The Class A members voted to amend the Company’s Third Amended and Restated Operating Agreement to eliminate the freight allowance.  The members also ratified the appointment of Stark Winter Schenkein & Co., LLP as the Company’s independent auditors.

Election results for the managers elected by the holders of Class A Capital Units are as follows:

Name of Nominee	Votes For	Votes Withheld
Jeff Torluemke	192	2
Ben Dickman	185	9

Election results for the manager elected by the holders of the Class B and Class C Capital Units are as follows:

Name of Nominee	Votes For	Votes Withheld
Harry Joe Pratt	129	0
Troy Sporer	105	0
Jeff Roskam	504	0
Harvey Heier	134	0

Election results for the amendment to the Operating Agreement to eliminate the freight allowance for Class A members are as follows:

	For	Against	Abstain
Class A members	163	17	12

Election results for the ratification of appointment of independent auditors are as follows:

	For	Against	Abstain
Class A members	181	2	10
Class B and C members	824	0	9

Item 6.  Exhibits

(a)           Exhibits

10.1	Fifth Amendment to Credit Agreement between the Company and AgCountry Farm Credit Services, FLCA dated May 2, 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steven McNinch.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard Sterrett.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven McNinch and Richard Sterrett.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN PLAINS ENERGY, L.L.C.

Date: August 9, 2007	By:	/s/ Steven R. McNinch
Steven R. McNinch
Chief Executive Officer/General Manager

Date: August 9, 2007	By:	/s/ Richard Sterrett
Richard Sterrett,
Principal Financial Officer