Form 10-K
period 2007-09-30
WESTERN PLAINS ENERGY LLC
filed 2007-12-31
CIK 1161049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                        Accelerated filer  ☐                             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

The aggregate market value of the capital units held by non-affiliates of the registrant as of September 30, 2007, was $110,320,000, computed by reference to the price at which membership units were last sold. There is no established public trading market for our securities.

As of December 28, 2007, 2,286 Class A Capital Units, 1,744 Class B Capital Units and 50 Class C Capital Units of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  The Definitive Proxy Statement for the next annual meeting of members is incorporated by reference herein into Part III, Items 10-14.

Additional Information

Descriptions in this report are qualified by reference to the contents of any contract, agreement or other document described herein and are not necessarily complete. Reference is made to each such contract, agreement or document as an exhibit to this report, or incorporated by reference as permitted by regulations of the Securities and Exchange Commission. For more information regarding these documents, see the section titled “Exhibits” in this report.

Special Note Regarding Forward-Looking Statements

Please see the note under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

Item 1. Business.

Overview.

Our business focuses on the production and sale of ethanol and its co-products. Ethanol is a type of alcohol which in the U.S. is typically produced from corn, but may be produced from other grains and biomass. Ethanol is primarily used as a blend component for gasoline, and is typically added by refiners or distributors to increase octane and reduce tailpipe emissions from vehicles. The ethanol industry has grown significantly over the past few years, increasing production capacity in the U.S. by approximately 128% between 2002 and 2007. We believe ethanol production will continue to grow as a result of many factors, some of which are its favorable production economics relative to gasoline, a shortage of domestic petroleum refining capacity, its clean-burning characteristics and federally mandated renewable fuel usage. We also believe that E85 (see “Our Products and Their Markets,” below) will also become increasingly important over time as an alternative to unleaded gasoline.

We produce fuel grade ethanol by processing corn and milo utilizing what is known as “dry-milling” technology. The grain is received by semitrailer truck, weighed and cleaned of rocks and debris before it is conveyed to concrete storage silos. The grain is then transported to a hammer mill or grinder where it is ground into flour and conveyed into a slurry tank for processing. We add water, heat and enzymes to break the ground grain into a mash. The mash is heat sterilized and pumped into a tank where other enzymes are added to convert the starches into glucose sugars. Next, the mash is pumped into one of four fermenters, where yeast is added to begin a 48 to 50 hour batch fermentation process. A distillation process vaporizes the alcohol from the mash. The alcohol is further dried in a rectifier and molecular sieve. The resulting 200 proof-alcohol is then pumped to shift tanks and blended to achieve a mixture consisting of approximately 95% ethanol and 5% gasoline as it is pumped into denatured ethanol storage tanks.

Grain mash exiting the distillation process is pumped into one of several centrifuges. Water from the centrifuges, called thin stillage, is condensed into a thicker syrup called condensed solubles. The solids that exit the centrifuge are called distillers wet grains (“WDGS”). A portion of these distillers wet grains are sold in that form and a portion are subsequently dried and mixed with condensed solubles to produce distillers grains with solubles, which may be used as animal feed and are known as distillers dry grains (“DDGS”). See “Our Products and Their Markets,” below. During our 2007 fiscal year, which ended September 30, 2007, we produced 46.14 million gallons of fuel grade ethanol and 396,923 tons of WDGS. The sales price for WDGS exceeded that of DDGS, therefore we chose not to produce any DDGS during fiscal 2007.

History.

We were organized as a Kansas limited liability company in 2001. We constructed our facility, located in western Kansas, during 2003 and began production of ethanol in January 2004. Our historic nameplate production was 30 million gallons of ethanol per year. During the 2005 fiscal year, we completed construction of an expansion of our facility to give us nameplate capacity of 40 million gallons of ethanol per year. During fiscal 2007, we completed capital improvements to our plant giving us increased storage capacity for grain which enables us to further manage our increased production capacity. For a more detailed discussion, see

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Recent Developments.

The increased production capacity in the ethanol industry during fiscal 2007 had a significant impact on our business. Producers wishing to take advantage of favorable economics in this industry commenced or completed numerous new plants or expanded existing plants. We believe the increased production capacity helped drive corn prices higher and the larger supply of ethanol in the market as compared to prior years contributed to the decreasing price of ethanol. These metrics adversely affected the entire ethanol industry during the second half of calendar 2007.

In October 2006, we acquired a grain storage facility on an adjacent property. In addition to purchasing this grain storage facility, we have constructed two new grain storage bins and hammer mills on our property which have increased our grain storage capacity by 567% if all additional storage space is utilized. The increase in storage capacity has allowed us to more efficiently operate our ethanol plant. The risk of production interruption due to an inability to receive new shipments of grain is lessened. We will also benefit by having increased flexibility in when we make grain purchases as a result of being able to time purchases farther in advance of anticipated need for production.

The ethanol industry underwent some demographic changes during the last fiscal year. Record production capacity in the industry contributed to a supply of ethanol in excess of demand in the market, which in turn led to higher corn prices and lower ethanol prices than previously experienced. In addition to dramatic growth in the number of operating and proposed ethanol plants which are locally owned and operated, the industry also began to experience a trend toward consolidation. A few large ethanol producers began expanding their businesses by constructing or acquiring additional ethanol plants in new markets, developing their own marketing and resale services and changing their organizational form to a corporate structure to allow their equity to be publicly traded on national securities exchanges. Some examples of these companies are VeraSun Energy Corporation, Aventine Renewable Energy Holdings, Inc. and US BioEnergy Corporation. Additionally, proposed mergers between larger ethanol producers may also be seen more frequently in the near future. An example of one such merger was recently announced involving VeraSun Energy Corporation and US BioEnergy.

Our Products and Their Markets.

Ethanol. We produce ethanol to be used as a fuel component that serves as:

•                  An octane enhancer in fuels;

•                  An oxygenated fuel additive that can reduce carbon monoxide vehicle emissions; and

•                  A non-petroleum-based gasoline extender.

Ethanol in its primary form is mostly used for blending with unleaded gasoline and other fuel products. The implementation of the federal Clean Air Act has made ethanol fuels an important domestic renewable fuel additive. According to the American Coalition for Ethanol (“ACE”), approximately one-third of all gasoline sold in the U.S. is blended with ethanol. Most of the ethanol is blended as E10, a mixture of 10% ethanol and 90% petroleum gasoline. This fuel is covered by warranty for use in all makes and models of vehicles. Some ethanol is blended as E85, a mixture of 85% ethanol and 15% gasoline. This mixture is used in flexible fuel vehicles (“FFVs”), which are increasingly becoming available to consumers as auto companies produce more FFV models. Used as a fuel oxygenate, ethanol provides a means to reduce carbon monoxide vehicle emissions.

The principal purchasers of ethanol are generally the refined and wholesale gasoline marketer or blender. The principal end markets for our ethanol are petroleum terminals on the east and west coasts of the United States. During the 2007 fiscal year, 83% of our net revenue was derived from the sale of ethanol, and we expect the sale of ethanol to comprise a substantial majority of our revenue in the future. The remainder of our revenue is derived from the sale of distillers grains, discussed in more detail below.

Distillers Grains. A principal co-product of the ethanol production process is distillers grains, which is a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. By using the dry-milling ethanol production process with a dryer system that can produce two moisture levels, we are able to produce both WDGS and DDGS. WDGS are processed grain mash and condensed solubles that contain approximately 65% moisture. It has a shelf life slightly longer than three days and is sold to nearby markets. DDGS are mash that has been dried to 10% moisture. It has an almost indefinite shelf life and is sold and shipped via truck or railcar to many markets regardless of their vicinity to our ethanol plant. During the 2007 fiscal year, approximately 17% of our net revenue was derived from the sale of distillers grains, and we expect the sale of distillers grains to continue to comprise a minority of our revenue in the future when compared to our revenue from ethanol.

Raw Materials.

Corn and Milo Procurement. During the 2007 fiscal year, we used approximately 16.7 million bushels of corn and milo to produce ethanol. We obtained a majority of this grain from producers in western Kansas, where our plant is located. According to the Kansas Agricultural Statistic Service, approximately 114.5 million bushels of corn for grain were produced in the northwest and west central portions of Kansas in calendar 2007. We believe that grain producers in proximity to our plant will produce sufficient grain for our needs for the foreseeable future. In the event such producers are unable to deliver our requirements, we believe an adequate supply is available from producers in other states, such as Nebraska and Colorado.

Prior to June 2007, we provided a freight allowance to our Class A members who delivered grain or purchased distillers’ grains from our plant. At our annual meeting held in June 2007, the freight allowance provided to our Class A members was eliminated.

An increase in the number of ethanol plants in our geographic region adversely affected the availability of corn, milo and other grain products to us in fiscal 2007 and may continue to do so in the future. According to the Renewable Fuels Association (“RFA”), between January 2002 and December 2007, the number of ethanol plants currently producing fuel grade ethanol in the U.S. increased from 61 to 135 and an additional 65 ethanol plants are currently under construction. Some of these plants are located in Kansas, eastern Colorado and southwestern Nebraska and they may compete with us for procurement of local grain. On a national level, the emergence of new ethanol plants will increase competition for our grain requirements and we may be forced to satisfy our requirements from other parts of the country.

We enter into hedging transactions in an effort to stabilize the price that we pay for grain.  Hedging involves the acquisition of option and futures contracts, designed as hedges of specific volumes of grain expected to be used in our production process. We also use derivative financial instruments to manage the exposure to price risk related to grain purchases. At September 30, 2007, we had open long and short positions in option contracts, which positions were recorded in our financial statements at fair value. As a result, we recorded $2,236,677 of unrealized losses for the year ended September 30, 2007 with respect to option and future contracts.

The price and availability of corn and milo are subject to significant fluctuations depending upon a number of factors which affect grain commodity prices in general, including crop conditions, pestilence, weather, supply and demand, government programs and foreign purchases. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain through adjustments and prices charged for their ethanol. We experienced this during the 2007 fiscal year as the price of corn hit a 10-year high due to increased demand while an increased supply in available ethanol reduced the price we received for our ethanol production from previous years. For a more detailed discussion, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

All of the corn and milo we purchase is tested and must meet high quality control standards to ensure the efficient operation and quality production of our plant. We use the United States Department of Agriculture’s grade requirements for U.S. Number Two Corn and U.S. Number Two Grain Sorghum. From time to time, we also accept grain that does not meet the criteria for U.S. Number Two Corn or U.S. Number Two Grain Sorghum or is otherwise substandard. When we do, we discount the price or make other allowances to account for the lesser grade quality or condition at delivery.

Other Raw Materials. The other critical raw materials for the production of ethanol are water and natural gas. Water is mixed with the processed grain to begin the fermentation process. Natural gas is used to heat the resulting mixture in conjunction with the fermentation process.

An adequate supply of water is important to our ethanol business. We currently have water wells to the north and east of our plant site from which we pipe water to our facility. There are two additional wells located on our property which are not currently permitted for industrial use. We believe that we have sufficient water to operate our plant. However, should we require more water, we believe that we can obtain it from the existing wells on our property. See “Description of Property.”  We have received all necessary permits to obtain water and believe that we currently are operating in compliance with all regulations of the Kansas Department of Agriculture, Division of Water Resources.

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

We also contract with Post Rock Gas, LLC (“PRG”) to acquire the gas that is transported by Kinder Morgan and Midwest to our plant. Our agreement with PRG commenced in December 2003 and is terminable by either party on not less than 30 days’ advance notice. The price we paid for gas during the 2007 fiscal year was determined by reference to a published “spot” price. We believe our agreements with PRG, Kinder Morgan and Midwest will provide an ample supply of natural gas for the foreseeable future.

Our agreement with PRG helps us manage our risk from natural gas price fluctuations. Due to uncertainty in gas prices, we periodically evaluate our gas requirements and expectations of future prices and may purchase forward contracts and implement derivative instruments on a portion of our requirements to allow us to benefit in the event natural gas prices decline. Prices for natural gas decreased during the second half of fiscal 2007 as the market supply recovered from hurricane-related shortages during the first part of the fiscal year and have remained at lower levels through fiscal 2007. We currently have contracts in place to supply approximately 70% of our natural gas for the first quarter and 30% for the second quarter of fiscal 2008.

We have entered into an agreement with U.S. Energy Service, Inc. under which U.S. Energy Service provides consulting services to us to help us manage our energy use and costs. The agreement is effective through August 31, 2008 and is renewable for additional one-year terms unless terminated by either party with 30 days advance notice.

Customers.

We sell essentially all of our products to two marketing firms, which in turn sell to other purchasers. We have executed an exclusive marketing agreement to market the ethanol produced at our plant with Ethanol Products LLC (“Ethanol Products”) of Wichita, Kansas. The agreement is effective for an initial term of five years beginning January 2004 and is automatically renewable for subsequent five-year terms unless terminated by either party prior to expiration. Ethanol Products has agreed to purchase all of the ethanol that is produced at our plant and is solely responsible for determining the price and terms at which the ethanol acquired from our plant is sold and to whom it will be sold. In exchange, we receive the gross sales price of the ethanol, less the costs of transportation and storage and an administrative fee of $0.01 per gallon sold. In the event that our relationship with Ethanol Products is interrupted for any reason, we believe that we would be able to locate another entity to market our ethanol. However, any interruption could temporarily disrupt the sale of our principal product and adversely affect our operating results.

We have also executed an exclusive agreement to market all of our distillers grains with United Bio Energy Ingredients, LLC (“UBE”), which was previously an affiliate of ICM, Inc. ICM was the general contractor for our ethanol plant. Under the terms of that agreement, we receive the gross selling price of all distillers grains sold by UBE, less applicable transportation costs and a fee of 2-2 1/2 % of the gross selling price depending on whether we sell DDG or WDG. The agreement with UBE expires September 30, 2008 and may be automatically renewed each year unless the agreement is terminated by either party following 90 days advance written notice. As with the marketing arrangement with Ethanol

Products, any interruption in our relationship with UBE could temporarily affect our business, although we believe that we could find another entity to market our grains.

Transportation and Delivery.

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

Legislation and Federal and State Supports or Subsidies.

Legislation. The Energy Policy Act, which was enacted in 2005, will likely enhance the use of ethanol as a fuel additive for the foreseeable future. The Energy Policy Act established the first ever Renewable Fuel Standard (“RFS”) in federal law, requiring that at least 4 billion gallons of ethanol and biodiesel be used in 2006, increasing to at least 7.5 billion gallons in 2012. For reference purposes, approximately 4.8 billion gallons of fuel grade ethanol was produced during calendar 2006. The recently enacted Energy Independence and Security Act of 2007 mandates an increase in the amount of ethanol to be used in the U.S. to 36 billion gallons a year by 2022. Pursuant to the Energy Policy Act, the United States Environmental Protection Agency (“EPA”) has promulgated rules requiring refineries, blenders, distributors and importers to introduce or sell volumes of ethanol and biodiesel into commerce in accordance with the annual RFS. The following table describes minimum ethanol and biodiesel use for years 2006 through 2012 established by the Energy Policy Act:

Year	Ethanol Demand (in billions of gallons)
2007	4.7
2008	5.4
2009	6.1
2010	6.8
2011	7.4
2012	7.5

While the precise impact of the new legislation on the RFS mandate to the EPA cannot yet be determined, we anticipate that it will maintain or enhance production of ethanol in the United States, since it sets minimum standards for use which is approximately 5 times higher than the RFS set for 2012.

The American Jobs Creation Act of 2004 contained the Volumetric Ethanol Excise Tax Credit (“VEETC”). This law amended the Federal gasoline excise tax structure effective January 1, 2005. As amended, the law creates a new volumetric ethanol excise tax credit of $0.51 per gallon of ethanol blended at 10%. The credit provided by VEETC replaced an exemption which allowed ethanol blended fuel to be taxed at a lower rate than regular gasoline. The use of ethanol as a fuel additive is enhanced by the availability of a credit from the federal gasoline excise tax.

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

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the United State’s dependence on foreign oil. As amended, the federal gasoline tax credit currently allows the market price of ethanol to compete with the price of domestic gasoline. Although the federal tax credit is not directly available to us, it allows us to sell our ethanol at prices that are competitive with other less expensive additives and gasoline.

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

Federal Ethanol Supports. As anticipated, we received no further compensation through the United States Department of Agriculture Commodity Credit Corporation Bioenergy Program during 2007. The purpose of the program was to encourage increased purchases of eligible commodities for the purpose of expanding the production of commercial fuel grade ethanol and commercial biodiesel and support new production capacity for such bioenergy. The program was terminated June 30, 2006.

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

State Ethanol Supports. The State of Kansas provides an incentive production payment to ethanol producers. The production incentive available to Kansas ethanol producers that commence production after July 1, 2001 and sell at least 5 million gallons consists of a direct payment of $0.075 per gallon for up to 15 million gallons per year. Accordingly, the maximum amount a Kansas ethanol producer can currently receive in a year is $1,125,000. These incentive payments are available for the first seven years of production. The available statewide funding for these incentive payments was $1.5 million per year for 2002-2004 and increased to $3.5 million per year for 2005-2011 plus any excess balance carried over from the prior year’s current production account. Any shortfall in the available funds will result in a pro rata decrease in the incentives paid to the individual ethanol producers. During the 2007 fiscal year, we were entitled to the maximum amount available to producers. We received payments of $878,111, and have accrued an additional $246,889 at fiscal year end which we received November 18, 2007.

We are unable to predict what effect, if any, expiration or termination of federal and state subsidies will have on the market or price for our ethanol in the future. However, either event may adversely affect our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information relating to supports and subsidies.

Environmental Matters.

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

Our ethanol production requires us to emit a significant amount of carbon dioxide into the air. Current Kansas law regulating emissions does not restrict or prevent us from emitting carbon dioxide gas into the air, but this could change in the future. However, the EPA has promulgated National Emissions Standards for Hazardous Air Pollutants (“NESHAP”), under the Clean Air Act and it could apply to our facility if the emissions of hazardous air pollutants exceed certain thresholds. If our facility is authorized to emit hazardous air pollutants above the threshold level, then we are required to comply with NESHAP for our manufacturing process and would be required to come into compliance with another NESHAP standard applicable to boilers and process heaters. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area based on foul smells or other air or water discharges from the plant.

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

Our Competitive Strengths.

Absence of significant debt. In June 2006, we paid off the outstanding balance on our term loan with AgCountry. While we do maintain a revolving line of credit, the absence of term debt positions us favorably vis-a-vis other competitors who have long-term debt and who are required to service that debt from operations. As a result of our improved leverage, we may be less sensitive to fluctuations in revenue as a result of changes in the price of ethanol or the costs of our raw materials as compared to similarly situated ethanol plants that are required to make payments under long-term debt contracts. Additionally, our cash flow allows us to have more flexibility in determining how to use working capital.

Plant expansion and improvements. We expanded the nameplate capacity of our ethanol plant in fiscal 2005 to 40 million gallons per year. The expansion included, among other things, a 750,000 gallon beer well, expansion of our existing cooling towers by one cell, a new cooling pump, a new style burner and a new centrifuge. The expansion was built on our existing plant site by ICM, Inc., the contractor for our original plant, and did not require the acquisition of any additional property. Our expansion was placed into service during the second quarter of fiscal 2005. In 2006 and 2007, we also increased our grain storage capacity approximately 1.5 million bushels by purchasing the grain elevator adjacent to our plant and constructing two 250,000 bushel grain bins. We believe our increase in production and storage capacity positions us favorably in the marketplace and provides increased operating flexibility.

Plant technology and efficiency. At September 30, 2007, our plant was producing ethanol at or above the nameplate capacity, primarily due to capital improvements we made in addition to the expansion. We purchased and installed an additional boiler to provide additional steam to our plant and upgraded our thermal oxidizer which helps maintain more consistent temperatures during the manufacturing process. We believe we will continue to compete as a low-cost producer of ethanol in the future due to the improved efficiency from our equipment upgrades.

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

Competition.

We are in direct competition with numerous other ethanol producers, many of which have greater resources than we do. According to the RFA, ten producers in the State of Kansas produce approximately 320 million gallons of fuel grade ethanol annually and additional ethanol production facilities are currently under construction. Nationally, fuel grade ethanol plants produced over 4.8 billion gallons of ethanol in 2006, a 24% increase from 2005 and 128% increase since 2002. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we can compete favorably with other ethanol producers due to our proximity to ample corn and milo supplies at competitive prices.

Several large ethanol producers are structured as corporations and have securities which are publicly traded on a national securities exchange. These producers may have an advantage over us with respect to access to capital, as it is typically easier to obtain additional financing as a publicly traded company. While we are required to file reports with the SEC, our securities are presently not traded on an exchange, thus we may have more limited access to capital markets.

The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, LLC, Cargill, Inc., Hawkeye Renewables, LLC, New Energy Corporation and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we produce. Producers of this size may have an advantage over us from economies of scale and negotiating position with purchasers. In addition, there are many regional, farmer-owned entities recently formed, or in the process of formation, of a similar size and with similar resources to ours. Most ethanol plants also produce distillers grains.

In addition, new plants are under construction and plans to expand existing plants have been announced, which would increase the ethanol production capacity of our competitors. We are unable to determine the number and production capacity of plants that ultimately may be constructed, or the timing of such construction; however it appears that the effect of resulting production increases over the past year has lowered the price received for our ethanol.

Technological advances in and government initiatives for using biomass in lieu of grain to produce ethanol, known as cellulosic ethanol production, will create additional competitors to our business in the future unless we were to convert our operations from traditional grain based production to cellulosic production. By way of example, the first wood based cellulosic plant is presently under construction in Georgia with anticipated ethanol production beginning in 2008.

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

Research and Development.

During the 2007 fiscal year, we participated in research and development programs sponsored by our suppliers. This research was focused primarily on energy reduction and other issues related to plant operation and production methods to develop more efficient methods of producing ethanol. We did not make any material expenditures on research and development during that time.

Employees.

As of the date of filing this report, we have 36 full-time employees. These include a general manager, plant manager who oversees plant operations and production, a commodities manager to oversee grain acquisition and risk management, a safety director, a lab manager, a maintenance manager, a controller, an office manager and an administrative assistant. The remainder of our employees includes administrative, production and maintenance support personnel. None of our employees are the subject of collective bargaining by labor unions, and we believe that we enjoy excellent relations with our employees.

From time to time, we also retain the services of outside consultants to supplement the services provided by our employees. These include engineering, construction, legal, accounting and financial advisors. We believe that we can obtain the services of all personnel necessary to operate our business.

Item 1A. Risk Factors.

You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties below are not the only risks we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.

Risks Related to Our Business

We operate in an emerging growth industry. We commenced production of ethanol at our plant in January 2004. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. Our operating results have fluctuated significantly in the past and could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout this report. Many of these factors are outside our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.

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

Our financial performance is significantly dependent on corn and natural gas prices. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. If our region becomes saturated by ethanol plants, the corn for ethanol could consume a significant portion of the total corn production in our region, which would likely drive up local corn prices. The amount of corn we used in our operations increased 13% from 2006 to 2007 as a result of our plant expansion. If more corn-based ethanol plants are constructed or existing plants expand their capacity, the increase in demand for local corn and natural gas may drive up the prices of those commodities. Generally, we cannot pass on increases in input prices to our customers. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control.

Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality. Changes in the price of corn can significantly affect our business. The annualized price of corn increased 83% in fiscal 2007 when compared to fiscal 2006. We expect corn prices to remain high into fiscal 2008. If a period of high corn prices is sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets. We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

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

The spread between ethanol and corn prices can vary significantly. Corn costs significantly impact our cost of goods sold. Our gross margins are principally dependent upon the spread between ethanol and corn prices. Subsequent to fiscal year end, the spread between ethanol and corn prices has been small, primarily as a result of high corn prices and decreasing ethanol prices. However, this spread fluctuated in 2007 and may fluctuate significantly in the future. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.

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

The price of ethanol has decreased as new ethanol plants become operational. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those by-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production creating lower profits. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less income which would decrease our revenues and profitability.

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

Risks Related to Ethanol Industry

New plants or decreases in the demand for ethanol may result in excess production capacity. The supply of domestically produced ethanol is at an all-time high. Domestic fuel grade ethanol production was 4.8 billion gallons in 2006 and the RFA estimates that ethanol production in calendar 2007 will reach a record 7.2 billion gallons. This amount will likely be surpassed in calendar 2008. Production of fuel grade ethanol has increased 128% since 2002. There are at least 134 production facilities currently operating in the United States with more under construction or planned for construction in the foreseeable future. Excluding our facility, Kansas currently has at least 10 ethanol plants operating or under currently under construction and approximately 10 more in various stages of planning. Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition. Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand. If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

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

Corn-based ethanol may compete with cellulose-based ethanol in the future. Especially in the Midwest, most ethanol is currently produced from corn and other raw grains, such as milo or sorghum. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. The Energy Policy Act of 2005 included incentives designed to boost production of cellulose-based ethanol. Although current cellulose technology is not sufficiently efficient to be competitive, new conversion technologies may be developed in the future and one of our competitors recently announced it was beginning construction on a facility slated to be cellulose-based. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and financial condition will be negatively impacted.

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

Government incentives for ethanol production may be eliminated in the future. The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those contained in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (“RFS”). The RFS mandates begin with 4 billion gallons in 2006, and increase to 7.5 billion gallons by 2012 and new legislation increased the mandate to 36 billion gallons by 2022. Additionally, the State of Kansas may pass state legislation setting its own renewable fuel standard in the foreseeable future. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could negatively affect our profitability and financial condition.

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

Item 2.                            Properties.

We currently own 411 acres of real property in the state of Kansas, most of which is currently undeveloped. In October 2003, we completed an industrial revenue bond financing with Gove County that will provide us with property tax savings on our plant site. As part of the financing, title to our plant site and all of our facilities have been transferred to Gove County as security for the repayment of the bonds. We are leasing back the site for an amount that is equal to the amount of the principal and interest that is payable on the bonds. The term of the lease is 30 years or as long as the bonds are outstanding. Also under the terms of the lease, we can repurchase the site for a nominal amount upon repayment of the bonds.

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

We acquired water appropriation rights for two wells when we purchased the 137 acre parcel and one well when we purchased the 80 acre parcel. We applied to the Kansas Department of Agriculture, Division of Water Resources to change the type of water use from agricultural irrigation use to industrial use for the well on the 80 acre parcel and constructed an irrigation system for delivery of water from that well to our plant. We anticipate the same undertaking if we decide to utilize the wells on the 137 acre parcel, which would be likely to occur in the event we further expand our plant capacity. We have agreed to lease the 137 acre property back to one of the sellers for a period of five years with the amount of rent based on the portion of the land that is dry land acres and the portion that is irrigated acres, with the seller expressly recognizing that the water available for irrigation may be dramatically reduced, and possibly eliminated, if we use the water from this property in our ethanol plant operations. On February 6, 2007, we purchased 340 acre feet of water rights on property adjacent to one of our parcels for $340,308. We have filed with the State of Kansas to convert the classification of these water rights from agriculture to industrial use. Pursuant to Kansas State water laws, we anticipate a reduction in allowable withdrawal of approximately 15-20%.

In addition to our ethanol plant, we also own an administrative building adjacent to the plant. The administrative building consists of approximately 3,000 finished square feet (including a partially finished basement) and provides offices for our administrative staff. We believe our existing facilities are sufficient for the foreseeable future.

In October 2006, we acquired a grain elevator located on a neighboring parcel for $1,200,000. The underlying land is owned by Union Pacific Railroad and we assumed the prior owner’s lease with the railroad. To further increase our storage capacity for grain, we constructed 500,000 bushels of additional storage bins near our ethanol plant including two hammer mills and necessary infrastructure for the conveyance of the grain.

Item 3.                            Legal Proceedings.

From time to time we may be subject to litigation that is incidental to our business. However, we are not currently a party to any pending legal proceedings that are not routine litigation incidental to our business.

Item 4.                            Submission of Matters to a Vote of Security Holders.

None.

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

While we currently do not participate in a matching service, our Board of Managers recently approved efforts to participate in a trading system maintained by a third party.  However, there is no assurance that we will begin using the matching service to enable our capital units to trade in a secondary market.  Until such time as we implement the matching service, if ever, the holders of our capital units who locate a purchaser or receive an offer to purchase can sell the capital units to the purchaser subject to the approval of the Board of Managers.  Our Operating Agreement also allows transfer of the capital units by:

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

Capital Unit Holders

As of December 28, 2007, there were 2,286 Class A capital units, 1,744 Class B capital units and 50 Class C capital units outstanding, owned by a total of approximately 628 members.

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

During the 2007 fiscal year, we made distributions to our members approximately once each quarter for a total of $28,560,000 in cash paid to our members.  During the 2006 fiscal year, we distributed a total of $28,560,000 in cash to our members.  Future distributions may be subject to restrictions that materially limit our ability to pay such distributions, such as our credit facilities if we have an outstanding balance with our lender.  To the extent we are not subject to any restriction that materially limits our ability to pay distributions, however, future distributions in excess of the amount required under our Operating Agreement will be made in the discretion of our Board of Managers.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have no equity compensation plan.

Item 6.  Selected Financial Data.

We completed construction of our plant and started operations in January 2004.  We changed our fiscal year end from December 31 to September 30 beginning in 2004. The following selected financial data sets forth our summary historical financial data as of and for the years ended September 30, 2007, 2006, 2005  the period January 1, 2004 through September 30, 2004, and for the year ended December 31, 2003.  This information was derived from our audited financial statements and notes thereto for each year. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Business” and “Properties.”

	Year Ended September 30,			Nine Months Ended September 30,	Year Ended December 31,
	2007	2006	2005	2004(1)	2003(2)
Income Statement data:
Net sales	$108,761,200	$108,044,168	$61,730,872	$39,862,629	$—
Net Income (loss)	16,656,276	45,895,967	13,009,369	7,393,563	(532,031)
Earnings (loss) per capital unit	4,082	11,249	3,189	1,812	(433)
Cash distributions declared per capital unit	7,000	7,000	2,110	—	—
Book value per capital unit(3)	8,261	11,727	7,493	6,270	4,610

	September 30,				December 31,
	2007	2006	2005	2004	2003
Balance Sheet data:
Total assets	$69,786,878	$82,304,265	$70,731,153	$73,879,570	$53,920,581
Total debt (current and long term) (4)	36,081,860	34,458,846	40,158,220	48,298,319	35,109,968
Members’ equity	33,705,018	47,845,419	30,572,933	25,581,251	18,810,613

(1) – The information for 2004 represents operations for the nine months ending September 30, 2004 resulting from a change in fiscal year end.  We began producing ethanol in January 2004.

(2) – The Company was in start-up phase during 2003 and therefore had no operating revenue.

(3) – Members’ equity divided by membership units outstanding as of the end of the period.

(4) – Includes a $32,000,000 lease obligation related to our sale and leaseback transaction with Gove County.   We sold our property to Gove County in exchange for industrial revenue bonds and the amount of our lease obligation is offset by the amount of interest we receive on the bonds.

Item 7.    Management’s Discussion and Analysis.

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Introduction

The following discussion analyzes our operating results for the three fiscal years ended September 30, 2007 and our financial condition at September 30, 2007, 2006 and 2005, with a particular emphasis on the year ended September 30, 2007.

We derive revenue from the sale of fuel grade ethanol and distillers grains.  We operate in one industry segment for accounting purposes.  We commenced production of ethanol in January 2004.  Prior to that date, we were considered to be in the development stage for accounting purposes.

Results of Operations for the Year Ended September 30, 2007 compared to September 30, 2006

Overview.  The following table highlights certain of our operating results for the years ended September 30, 2007, 2006 and 2005.  This table should be read in conjunction with our financial statements and accompanying notes under Item 8 of this report:

	Fiscal Year Ended September 30, 2007	Fiscal Year Ended September 30, 2006	Fiscal Year Ended September 30, 2005
Revenue	$108,761,200	$108,044,168	$61,730,872
Cost of sales	84,457,974	55,377,115	43,476,560
Gross profit	24,303,226	52,667,053	18,254,312
General & administrative expenses	2,835,635	2,235,393	1,716,228
Income from operations	15,568,216	44,746,901	11,050,831
Other income	1,088,060	1,149,066	1,958,538
Interest expense	(110,092)	(241,950)	(931,710)

Net income	16,656,276	45,895,967	13,009,369
Net income per unit	4,082	11,249	3,189
Comprehensive income	14,419,599	45,832,486	12,977,556

As shown in the table, our operating results decreased significantly from 2006 to 2007.  The results are primarily attributable to ethanol prices retreating from historic highs and grain prices rising to 10 year highs during fiscal 2007.  Although the demand for fuel grade ethanol remained high during the calendar year 2007, the industry continues to expand at a rapid rate.  This increase in supply continues to exert downward price pressure on ethanol.

Net Income.  Net income decreased $29,239,691, or approximately 65% in 2007 from 2006.  We attribute this decrease to a decrease in our profit margin during fiscal 2007 resulting from lower ethanol prices and higher raw material costs, especially corn.

Operating income for the 2007 fiscal year decreased by $29,178,685, or approximately 65%, from 2006.  This decrease results from the substantial increase in cost of sales from higher grain costs.  Operating income excludes the effect of other income or expense, which primarily includes government grants and subsidies.

Revenue.  Revenue for the 2007 fiscal year increased $717,032, or approximately 1%, from 2006. Production volume, which is limited by plant capacity, was consistent from year to year.  The average price we received for sale of ethanol was also consistent, despite significant intra-year fluctuations, as was the spot price for ethanol at September 30, 2007 compared to September 30, 2006.  Revenue consisted of approximately 83% in ethanol sales and 17% from the sale of distillers grains, a decrease of approximately 6% from the 2006 relative to the amount of revenue derived from ethanol sales.  This modest increase in revenue is primarily due to the increase in the price we received for distillers grain, which is based on the current price of corn.  Total revenue derived from distillers grain sales increased by $6,775,816, or approximately 58% compared to 2006.  We expect distillers grain prices to remain firm and ethanol prices to increase moderately during fiscal 2008.

Costs of Goods Sold.  Our cost of goods sold for the 2007 fiscal year equaled 78% of revenue, resulting in a gross profit margin of 22%. This represents a substantial decline from 2006, when our profit margin was 49%. We attribute the decline to several factors including:

•      Lower average prices for ethanol; and

•      A significant increase in the price of grain;

Grain prices, which represent the significant majority of our cost of goods sold, increased dramatically in 2007.  Prices were driven by a rapid increase in demand globally.  Additionally, global weather conditions adversely effected the production of grains, which caused increased demand for U.S. grain in the global market.  The increased demand coupled with dwindling world grain stocks is expected to continue into 2008. The average price we paid for grain increased approximately 83% in 2007 as compared to 2006.  We expect grain prices to remain at or near record-highs for 2008, adjusted for seasonal fluctuations.

Our increased grain storage capacity helps us manage our grain costs by enabling us to purchase grain when costs are lower.  As costs rise, we reduce grain inventory and manage to avoid purchasing grain at market prices if higher than the price we paid for the grain in storage.

We believe we continue to improve the efficiency with which we operate our plant based on a year-over-year basis.  As a result, our production costs (exclusive of commodity costs) continue to decrease.

Energy costs, representing the second largest component of our costs of good sold, saw a steady decrease during our 2007 fiscal year.  Natural gas prices saw a significant decrease during the winter of 2006 and the summer and fall of 2007 as a result of the lack of interruption of production in the Gulf of Mexico experienced in previous years due to hurricanes.  As a result of the lack of disruption of supply and mild weather, natural gas storage levels have reached historically high levels. The cost of electricity also decreased, since a significant amount of electricity is generated by natural gas.  We expect gas price volatility to remain low in 2008

We continue to believe that hedging is an integral part of our business as a means of risk management.  Our strategy is to mitigate the impact of large adverse price changes in costs, such as natural gas and grain, as well as the products we sell.  Our operating results include both realized and unrealized gains or losses in these hedging activities. For the 2007 fiscal year, we realized $1,311,604 in losses to operations relating to grain futures contracts and $1,659,177 in realized losses from natural gas futures contracts, which amounts are included in costs of goods sold.  In addition, we recorded an unrealized loss on grain hedging contracts of $2,236,677 at September 30, 2007.

General and Administrative Expenses.  During fiscal 2007, general and administrative expenses increased $600,242 or approximately 26.8% from fiscal 2006. Significant components of these expenses include salaries, professional fees and insurance. We incurred a non-reoccurring expense related to possible merger and/or sale of the company during fiscal 2007 which comprises the majority of this increase.

Depreciation and Amortization.  Depreciation and amortization remained relatively constant from the fiscal year ended September 30, 2006 through the 2007 fiscal year.  During that time, depreciation and amortization expenses increased approximately 3.8%. The slight increase during 2007 is attributable to the additional expense of the grain storage facility that we placed in service during 2007.

Other Income.  Other income for the 2007 fiscal year decreased  from the year ended September 30, 2006, falling $192,864, or approximately 13.9%. A significant portion of that decrease represents reduced grants and subsidies from the federal government, which fell $224,630, or approximately 16.6%.  The largest factor contributing to the decrease in grants and subsidies was the cessation of the federal Bioenergy Program, administered by the United States Department of Agriculture’s Commodity Credit Corporation.  That program paid subsidies to eligible participants for year-over-year increases in ethanol production.  The program was discontinued during 2006.

We were awarded the maximum amount of $1,125,000 from the State of Kansas as part of its state ethanol support program.  Interest expense for the 2007 fiscal year decreased $131,858, or approximately 54.5%, from the prior year, primarily attributable to our reduced debt.

Results of Operations for the Year Ended September 30, 2006 compared to September 30, 2005

Overview.  Our operating results improved significantly from 2005 to 2006.  The results are primarily attributable to ethanol prices reaching historic highs and favorable grain prices during fiscal 2006 along with strong demand for ethanol.  Specifically, the price of and demand for fuel grade ethanol remained high during the summer months of calendar 2006 when ethanol prices typically decrease.  This was due in part to the fact that high gasoline prices, most likely the result of hurricane-related shortages the previous fall and winter, helped drive up the price for ethanol and also in part because many refiners delayed their decision to purchase ethanol for MTBE replacement.  Additionally, we believe our ethanol marketer was able to take advantage of these favorable prices and capitalize on the market.  We did not experience similar prices for ethanol during fiscal 2007.

During 2005, we also placed into service an expansion of our ethanol plant, which increased our production from a nameplate capacity of 30 million gallons to 40 million gallons.  This allowed us to reap the added benefit of ten million gallons of additional nameplate capacity production in fiscal 2006 at historically high prices. The increase in production at favorable prices more than offset the increase in production costs associated with the expansion.

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

Revenue.  Revenue for the 2006 fiscal year increased $46,313,296, or approximately 75%, from 2005.  Revenue consisted of approximately 90% in ethanol sales and 10% from the sale of distillers grains, an increase by 6% from 2005 in the relative amount of revenue derived from ethanol sales.

We attribute the increase in revenue for the 2006 fiscal year compared to 2005 to both an increase in production and historic highs for ethanol prices.  The average price that we received for our ethanol increased approximately 21% during fiscal 2006 compared to 2005, adding to the increase in revenue.  2006 also marked the first time we reported revenue for a full fiscal year after expanding our plant capacity.  Accordingly, the results of our operations for the 2005 fiscal year included approximately six months of lower production.

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

Costs of Goods Sold.  Our cost of goods sold for the 2006 fiscal year totaled 51% of revenue, resulting in a gross profit margin of 49%.  This represents a substantial improvement from 2005, when our profit margin was 30%.  We believe this improvement can be attributed to several factors including:

•      Higher average prices for ethanol in 2006;

•      A relatively small increase in the price of grain during the same time;

•      Lower prices for natural gas in fiscal 2006 compared to 2005; and

•      Increased operating efficiencies during 2006.

Grain prices, which represent the significant majority of our cost of goods sold, increased during the second half of fiscal 2006 and reached a ten-year high subsequent to the fiscal year end.  However, due in part to our hedging efforts, our cost of grain for 2006 was relatively constant from 2005.  The average price we paid for grain decreased approximately 3% in 2006 as compared to 2005.  We believe the increased price of grain stems in part from increased demand, in part attributable to more ethanol plants being placed in production.

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

For the 2006 fiscal year, we credited $182,272 to operations relating to grain and other futures contracts, which amount is included in costs of goods sold.  In addition, we recorded an unrealized losses on grain hedging contracts of $63,481 at September 30, 2006.

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

Depreciation and Amortization.  Depreciation and amortization remained relatively constant from the fiscal year ended September 30, 2005 through the 2006 fiscal year.  During that time, depreciation and amortization expenses increased approximately 3.5%. We attribute this smaller increase to the purchase and construction of the additional grain storage.

Other Income.  Other income for the 2006 fiscal year decreased by $1,499,232 from 2005, or approximately 52%.  A significant portion of that decrease represents reduced grants and subsidies from state and federal governments, which decreased $1,434,846 from 2005 to 2006, or approximately 52%.  The largest factor contributing to the decrease in grants and subsidies was the cessation of the federal Bioenergy Program, administered by the United States Department of Agriculture’s Commodity Credit Corporation.  That program paid subsidies to eligible participants for year-over-year increases in ethanol production.  However, we received notice during fiscal 2006 that this program was discontinued.

We were awarded the maximum amount of $1,125,000 from the State of Kansas as part of its state ethanol support program in 2006.  Interest expense for the 2006 fiscal year decreased $689,758, or approximately 74%, from 2005, primarily as a result of the reduction in our debt.

Trends that may Impact our Future Operating Results

Prices for Ethanol.  Demand for and the price of ethanol can vary significantly over time and a decrease in the price of ethanol will adversely affect our profitability.  The price of ethanol tends to fluctuate with the price of petroleum gasoline.  Since gasoline prices have risen to  historic highs caused in part by global demand and geopolitical tension, we expect ethanol prices to receive at least minimal support during 2008.  However, another factor that may affect the price of ethanol is the increased supply anticipated to result from the new plants coming on line and expected to be coming on line in the future.  The increase in production capacity will increase the supply of ethanol, which will tend to reduce the price for ethanol if demand does not also increase.

Supply and price of grain.  Rising grain prices produce lower profit margins for the production of ethanol and therefore, represent unfavorable market conditions.  The grain market is dependent upon a variety of factors unrelated to the ethanol market.  The price of grain is generally dependent upon regional and international grain supplies, which can be very volatile. Grain supplies and the resultant prices are affected by weather, governmental policy, disease and other conditions.  Grain markets were relatively volatile during 2007, corn prices steadily increased during fiscal 2007, and we expect grain prices to remain high for the foreseeable future.

Government supports.  As discussed elsewhere in this report, current federal law is favorable to ethanol because it mandates certain oxygenate blending. In addition, as noted above in the section titled “Business,” the RFS established by the Energy Policy Act of 2005 mandates that fuel refiners use a certain minimum amount of ethanol and other renewable fuels, which was subsequently increased by the Energy Independence and Security Act of 2007  enacted in December 2007.  While the RFS may not have an immediate impact on the ethanol market since current national ethanol production capacity exceeds the 2007 RFS requirement of 4.7 billion gallons, it is likely that the newly increased RFS requirement of 36 billion gallons of renewable fuel by 2022 will continue to support the ethanol industry in the long-term.  It is also possible that cessation of supports and incentives may adversely affect price and demand.

Production of ethanol.  As noted above, with the new ethanol plants and plant expansions currently under construction along with new construction expected in the near future, the nationwide production capacity for ethanol is expected to increase dramatically in the next couple of years. Experts in the ethanol industry have differing views as to whether this increased production will create a surplus in the ethanol market. At a minimum, this increased capacity creates some uncertainty for the ethanol industry. Although we believe that there will be an increase in the demand for ethanol as a result of the phase out of MTBE, we cannot provide any assurance or guarantee that there will be any material or significant increases in the demand for ethanol. If the production of ethanol exceeds either the demand for ethanol or the petroleum industry’s ability to blend ethanol with gasoline, then the price of ethanol would be expected to fall, and such fall in ethanol prices could be significant. In that case, our revenues would decrease accordingly.  However, we believe that our lack of significant long-term debt positions us favorably to weather lower ethanol prices compared to some of our competitors.

Liquidity and Capital Resources

Overview.  The following table highlights certain information relating to our liquidity and capital resources at September 30, 2007 and 2006:

	September 30, 2007	September 30, 2006
Working Capital	$7,413,269	$20,127,552
Current Assets	11,486,108	22,543,454
Current Liabilities	4,072,839	2,415,902
Long-term Debt	9,021	42,944
Members’ Equity	33,705,018	47,845,419

Our working capital at September 30, 2007 decreased by $12,714,283, or approximately 63.2%, from September 30, 2006.  Current assets decreased $11,057,346, or approximately 49%, while current liabilities increased $1,656,937, or approximately 68.6%.  We attribute the decrease in current assets and working capital to several factors.  Available cash decreased as a result of reduced net income and cash flow from operations for fiscal 2007 compared to 2006.  Also, we distributed $28,560,000 in cash to our members in fiscal 2007, of which approximately $14,000,000 was paid from excess cash from 2006 operations.  Additionally, accounts receivable at September 30, 2007 decreased 42% from September 30, 2006 primarily due to lower ethanol prices.  We believe all of these factors led to a decrease in current assets and working capital during 2007.  However, we believe we have sufficient liquidity and capital for the foreseeable future.

Under the terms of our Operating Agreement, we are required to make an annual distribution of cash to our members of a minimum of 20% of the net cash we earn from operations, as defined in that agreement, as long as net cash from operations exceeds $500,000 for that year.  Additional distributions may be made in the sole discretion of our Board of Managers.  However, we are prohibited from making any distribution that would violate or cause a default under any of the terms of our credit facilities or debt instruments.  While we foresee making distributions to our members in the future, it is unlikely the distributions will continue to be of the same magnitude as during 2006 and 2007 given our current margins.

Our capital resources consist of:  (i) cash from operations; (ii) permanent financing, in the form of capital contributions by our members; (iii) a revolving line of credit; and (iv) industrial development bonds.  At September 30, 2007, we believe the mix of our capital resources was appropriate and adequate for the foreseeable future.  Other than financing continuing operations, additional capital would be necessary should we decide to further expand our plant or pursue acquisitions of additional property, plant or equipment.

Cash Flow.  Net cash generated during the 2007 fiscal year decreased $14,364,727, as compared to fiscal 2006.  The biggest factors causing the decrease in cash flow was the increase in our grain inventory, net change in our commodities trading account, purchase of Plant and Equipment, and the combination of an increased cost of grain and lower price of ethanol, which caused a significant decrease in net income during 2007.  The decrease in net income of $29,239,691 during 2007 greatly reduced cash provided by operating activities.

The use of cash for our investing activities during fiscal 2007 increased by $4,629,301 from fiscal 2006.  We attribute this increase to the grain storage addition in fiscal 2007. We invested $4,433,862 in property, plant and equipment in fiscal 2007, of which most of the investment was attributable to the grain storage addition.

Cash used in financing activities decreased by $6,969,308 in 2007 as compared to 2006.  The decrease primarily reflects the absence of payments on long-term debt.

Equity Financing.  Our members contributed $19,801,035 in equity financing, primarily from our initial public offering completed in 2003.  We do not anticipate that any additional equity financing will be necessary in the foreseeable future.  During the 2007 fiscal year, our members’ equity decreased $14,140,401, or approximately 30%, as a result of distributions paid to members during the period.

Debt Financing.  Under our arrangement with AgCountry, we borrowed $22,000,000 under a construction loan in 2003.  The proceeds of that loan were used by us to complete construction of the plant and to commence operations.  In August 2004, we converted the loan to permanent financing in the form of a $16,000,000 term loan and a line of credit in the amount of $5,000,000.  At that time, we paid AgCountry $5,000,000 to reduce the loan, all of which was used to create the line of credit.  We paid the AgCountry term loan in full in June 2006 and continue to maintain the line of credit.  Pursuant to the Fifth Amendment to the Credit Agreement dated July 29, 2003, which became effective May 2, 2007, the amount available on the line of credit was increased to $8,000,000 with variable interest at LIBOR plus 2.0%. We had a balance of $900,000 at the end of the 2007 fiscal year which was paid off subsequent to year end and as of December 28, 2007, there is no longer a balance outstanding on this line of credit.

Our known obligations at fiscal year end are set forth in the table below:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease(1)	$32,000,000				32,000,000
Vehicle purchase	19,846	10,824	9,022
Land purchase	24,000	24,000
Total	32,043,846	34,824	9,022		32,000,000

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

•               We can distribute up to 75% of our net income to our members.  If we maintain a leverage ratio of 0.60:1.00 and working capital greater than $5 million (each as reported in audited year-end financial statements prepared in accordance with generally accepted accounting principles), we can distribute 100% of our net income to our members.

•               We must maintain certain financial ratios, beginning at various times, including a fixed charge coverage ratio and current ratio and we must meet a minimum net worth requirement of $25,000,000.  We also may not, after completion of construction of the plant, make any capital expenditures in excess of $500,000 during any fiscal year without AgCountry’s prior written approval.

At September 30, 2007, we believe we satisfied all of the covenants under the loan agreement.

Critical Accounting Policies and Estimates

Use of Estimates.  Preparation of our financial statements necessarily requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Our management continually evaluates these estimates based on assumptions it believes to be reasonable under the circumstances.

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

We enter into derivative instruments including future contracts and swap agreements and purchased options to fix prices for a portion of future raw material requirements. We have designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require us to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.   We have included in its cost of sales an aggregate of $2,970,781 of losses on completed contracts related to its hedging activities for corn and natural gas and have recorded an aggregate of $2,236,677 of unrealized losses for the year ended September 30, 2007, as a charge to comprehensive income as compared to $800,662 losses on contracts and $63,481 of unrealized losses for the period ended September 30, 2006.  At September 30, 2007, the Commodities trading account-futures and options contracts amounted to $2,188,278, representing the lower of the cost or fair market value of the futures and options contracts recorded on the balance sheet.

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

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting procedures. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is expected to expand the use of fair value measurements, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will be effective for our 2009 fiscal year and will be required to be adopted by us effective July 1, 2008. Management at this time has not evaluated the impact, if any, of adopting SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of our fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

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

A few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific “Risk Factors” identified above, include:

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears a variable interest rate. At September 30, 2007 there was $900,000 balance on this note, however as of December 28, 2007 there was no balance outstanding.  We are subject to interest at the rate of LIBOR plus 2.0% on the outstanding balance.

 Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain and natural gas would produce an increase in the fair value of our derivative instruments equal to approximately $218,828 based on our positions at September 30, 2007.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of September 30, 2007, the fair value of our derivative instruments for grain is an asset in the amount of $2,188,278.  We recorded a loss in the amount of $2,236,677 for the fiscal year ended September 30, 2007.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected grain usage is approximately 16.6 million bushels per year for the production of 44.8 million gallons of ethanol.  We have price protection for approximately 30% of our expected grain usage for fiscal year ending September 30, 2008 using CBOT futures and options and over the counter option contracts.  As we move forward, additional protection may be necessary.  As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2008.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

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

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of September 30, 2007 and September 30, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change - Market Risk
September 30, 2007	$2,188,278	$218,828
September 30, 2006	202,065	20,207

We are also exposed to market risk from changes in ethanol prices. These price fluctuations are minimized in part by advanced contract pricing of our ethanol, which is designed to establish a price floor for our ethanol sales. Currently, we have entered into priced contracts for the entire amount of our anticipated ethanol production through the first three months of fiscal 2008.  We have contracted for approximately 71% and 5% of our anticipated production through the second and third quarter of fiscal 2008, respectively.  We will continue to advance contract for ethanol sales in fiscal 2008 to attempt to further reduce our risk related to price decreases. While this strategy minimizes the risk associated with downward price fluctuations of ethanol, it may also prevent us from realizing the full benefit of upward price movements. Although using priced contracts makes our revenue more predictable, we cannot predict the extent to which other factors such as inflation, government regulation or changing prices may affect our financial performance.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements and supplementary data are included on pages F-1 to F-17 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change in our independent accountants since 2003.  Stark Winter Schenkein & Co., LLP has been our independent registered accounting firm since that time.

Item 9A.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 30, 2007, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART III

Pursuant to General Instruction E of Form 10-K, the information contained in Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference to our Definitive Proxy Statement, which is expected to be filed with the SEC on or before January 28, 2008.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

See Exhibit Index following financial statements in this report for a listing of exhibits filed with, or incorporated by reference into, this report.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Oakley, Kansas on December 28, 2007.

WESTERN PLAINS ENERGY, L.L.C.

By:	/s/ Steven R. McNinch
Steven R. McNinch, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. McNinch	Chief Executive Officer	December 28, 2007
Steven R. McNinch

/s/ Jeff Torluemke	President, Manager	December 28, 2007
Jeff Torluemke

/s/ Richard Sterrett	Vice President, Chief Financial	December 28, 2007
Richard Sterrett	Officer, Chief Accounting
Officer, Manager

/s/ Brian Baalman	Manager	December 28, 2007
Brian Baalman

/s/ Ronald Blaesi	Manager	December 28, 2007
Ronald Blaesi

/s/ Ben Dickman	Manager	December 28, 2007
Ben Dickman

/s/ David Mann	Manager	December 28, 2007
David Mann

WESTERN PLAINS ENERGY, L.L.C.

BALANCE SHEETS

SEPTEMBER 30, 2007 AND 2006

	2007	2006
ASSETS

CURRENT ASSETS
Cash	$625,511	$14,990,238
Accounts receivable	3,219,078	5,624,619
Accounts receivable - government subsidies	246,889	222,064
Inventory	5,003,137	1,456,464
Prepaid expense	203,215	48,004
Commodities trading account- futures and options contracts	2,188,278	202,065
Total current assets	11,486,108	22,543,454

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Water rights	340,408	—
Land improvements	766,586	748,371
Manufacturing equipment	38,282,030	38,211,022
Buildings	1,679,925	1,429,128
Vehicles	490,599	316,424
Grain handling and other equipment	1,183,763	167,268
Office equipment, furniture, fixtures	174,803	174,803
Construction-in-progress	3,488,767	1,099,730
Spare parts	402,693	228,967
	47,511,446	43,077,585
Less: Accumulated depreciation	(21,712,858)	(15,859,396)
	25,798,588	27,218,189
OTHER ASSETS
Investment in industrial development revenue bonds	32,000,000	32,000,000
Loan origination fees, net	230,363	264,071
Financing fees, net	173,985	180,717
Deposits	97,834	97,834
	32,502,182	32,542,622

TOTAL ASSETS	$69,786,878	$82,304,265

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,129,432	$2,378,714
Accrued interest	8,582	2,363
Current portion of long term debt	934,825	34,825
Total current liabilities	4,072,839	2,415,902

LONG TERM DEBT	9,021	42,944

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 2,286 issued	10,910,140	10,910,140
Class B Capital Units, 1,744 issued	8,640,895	8,640,895
Class C Capital Units, 50 issued	250,000	250,000
Membership distributions	(65,728,800)	(37,168,800)
Accumulated comprehensive (loss)	(2,331,970)	(95,293)
Retained earnings	81,964,753	65,308,477
Total members’ equity	33,705,018	47,845,419

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$69,786,878	$82,304,265

Please refer to accompanying notes to financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF  INCOME

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2007, 2006, AND 2005

	2007	2006	2005

REVENUE	$108,761,200	$108,044,168	$61,730,872
COST OF SALES	84,457,974	55,377,115	43,476,560
GROSS PROFIT	24,303,226	52,667,053	18,254,312

EXPENSES
General and administrative expenses	2,835,635	2,235,393	1,716,228
Depreciation expense	5,858,935	5,644,319	5,446,248
Amortization expense	40,440	40,440	41,005
Total expenses	8,735,010	7,920,152	7,203,481

Income from operations	15,568,216	44,746,901	11,050,831

Other income (expense)
Interest expense	(110,092)	(241,950)	(931,710)
Interest income	57,480	164,052	39,699
Interest from industrial development revenue bonds	1,120,000	1,120,000	1,120,000
Plant lease expense	(1,120,000)	(1,120,000)	(1,120,000)
Grant and subsidy income	1,125,000	1,349,630	2,784,476
Other income (expense)	15,672	(122,666)	66,073

Total other income	1,088,060	1,149,066	1,958,538

NET INCOME	16,656,276	45,895,967	13,009,369

Unrealized losses on grain contracts	(2,236,677)	(63,481)	(31,813)

COMPREHENSIVE INCOME	$14,419,599	$45,832,486	$12,977,556

NET INCOME PER UNIT
BASIC AND DILUTED	$4,082.42	$11,249.01	$3,188.57

DISTRIBUTIONS PER UNIT	$7,000.00	$7,000.00	$2,110.00
WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	4,080	4,080	4,080

Please refer to accompanying notes to financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2005, 2006, AND 2007

	Class A		Class B		Class C		Membership	Retained	Accumulated Comprehensive
	Units	Amount	Units	Amount	Units	Amount	Distributions	Earnings	(Loss)	Total

Balance, September 30, 2004	2,286	$10,910,140	1,744	$8,640,895	50	$250,000	$—	$6,403,141	$(622,925)	$25,581,251

Distributions to members	—	—	—	—	—	—	(8,608,800)	—	—	(8,608,800)

Change in grain hedge contracts	—	—	—	—	—	—	—	—	591,113	591,113

Net income	—	—	—	—	—	—	—	13,009,369	—	13,009,369

Balance September 30, 2005	2,286	10,910,140	1,744	8,640,895	50	250,000	(8,608,800)	19,412,510	(31,812)	30,572,933

Distributions to members	—	—	—	—	—	—	(28,560,000)	—	—	(28,560,000)

Change in grain hedge contracts	—	—	—	—	—	—	—	—	(63,481)	(63,481)

Net income	—	—	—	—	—	—	—	45,895,967	—	45,895,967

Balance September 30, 2006	2,286	10,910,140	1,744	8,640,895	50	250,000	(37,168,800)	65,308,477	(95,293)	47,845,419

Distributions to members	—	—	—	—	—	—	(28,560,000)	—	—	(28,560,000)

Change in grain hedge contracts	—	—	—	—	—	—	—	—	(2,236,677)	(2,236,677)

Net income	—	—	—	—	—	—	—	16,656,276	—	16,656,276

Balance September 30, 2007	2,286	$10,910,140	1,744	$8,640,895	50	$250,000	$(65,728,800)	$81,964,753	$(2,331,970)	$33,705,018

Please refer to accompanying notes to financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2007, 2006, AND 2005

	2007	2006	2005

OPERATING ACTIVITIES
Net income	$16,656,276	$45,895,967	$13,009,369
Depreciation	5,858,935	5,644,319	5,446,248
Amortization	40,440	40,440	41,005
Gain on disposal of equipment	(5,473)	—	—
Change in unrealized gains (losses) on grain hedging contracts	(2,236,677)	(63,481)	591,113
Changes in assets and liabilities
Accounts receivable	2,405,541	(2,033,752)	(1,398,022)
Accounts receivable - government subsidies	(24,825)	268,808	1,870,363
Inventory	(3,546,673)	57,796	(258,578)
Prepaid expenses	(155,211)	(15,614)	1,330
Accounts payable and accrued expenses	750,717	407,551	1,610,986
Accrued interest	6,219	(3,695)	4,430
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,749,270	50,198,340	20,918,244

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,433,862)	(1,908,675)	(4,640,399)
Investment in commodity trading accounts	(21,319,616)	(1,107,098)	—
Withdrawals from commodity trading accounts	19,333,404	1,225,000	108,838
NET CASH (USED IN) INVESTING ACTIVITIES	(6,420,074)	(1,790,773)	(4,531,561)

FINANCING ACTIVITIES
Distributions to members	(28,560,000)	(28,560,000)	(8,608,800)
Proceeds from notes payable	20,850,000	80,475	687,500
Payment of notes payable	(19,983,923)	(6,183,706)	(10,462,500)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(27,693,923)	(34,663,231)	(18,383,800)

NET INCREASE (DECREASE) IN CASH	(14,364,727)	13,744,335	(1,997,117)

CASH - BEGINNING OF YEAR	14,990,238	1,245,903	3,243,020

CASH - END OF YEAR	$625,511	$14,990,238	$1,245,903

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$103,872	$245,647	$927,281

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

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

The Company enters into derivative instruments including future contracts and swap agreements and acquires options to fix prices for a portion of future raw material requirements. The Company has designated, documented and assessed for hedge relationships, which mostly result in cash flow hedges that require the Company to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded. The Company has included in its cost of sales an aggregate of $1,311,604 of losses on completed contracts related to its hedging activities and has recorded an aggregate of $2,236,677 of unrealized losses for the fiscal year ended September 30, 2007, as a charge to comprehensive income as compared to $182,272 gains on contracts and $63,481 of unrealized losses for fiscal year ended September 30, 2006. At September 30, 2007, the commodities trading account-futures and options contracts amounted to $2,188,278, representing the lower of the cost or fair market value of the futures and options contracts recorded on the balance sheet.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of assets is computed using the straight-line method over the following estimated useful lives:

Building and manufacturing equipment	5 - 31.5 years
Land improvements	15 years
Vehicles, grain handling and other equipment	7 years
Office equipment and furniture	7 years

Depreciation expense for the fiscal years ended September 30, 2007, 2006 and 2005 amounted to $5,858,935, $5,644,319 and $5,446,248 respectively.

Long-Lived Assets

The Company reviews the value of its non-current assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded if the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset. Such assessments did not result in any adjustment to the value of non-current assets during any of the years presented.

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

Concentration of Credit Risk

The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits.  At September 30, 2007, the Company’s balances exceeded insured limits by $1,108,474.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and long-term debt. Fair values were assumed to approximate carrying values for these financial instruments other than long term debt because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s long-term debt approximated fair values based on the current market conditions for similar debt instruments.

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

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS 131, “Reporting Comprehensive Income,” which requires the reporting of all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized.  This encompasses unrealized gains and losses from available-for-sale securities held. The Company recorded comprehensive losses of $2,236,677, $63,481 and $31,813 for the years ended September 30, 2007, 2006 and 2005 respectively, which recognized a decrease in the fair value of unfulfilled future purchase contracts for raw materials at that date.

Accounts Receivable

The Company’s accounts receivable are due from distributors in the ethanol and livestock feed industries. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. There was no allowance for doubtful accounts at September 30, 2007 or 2006.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory reserves are established for obsolescence based on expiration dating of perishable products and excess levels of inventory on hand. Inventories at September 30, 2007 and 2006, consist of the following:

	2007	2006
Raw materials	$3,247,008	$462,133
Work-in-process	894,381	719,689
Finished goods	861,748	274,642
	$5,003,137	$1,456,464

Shipping and Handling

The cost of shipping products to customers is included in cost of goods sold.  Amounts billed to a customer in a sale transaction related to shipping and handling is classified as revenue.

Reclassifications

Certain reclassifications have been made to amounts reported for 2006 and 2005 in order to conform to the 2007 presentation.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting procedures. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is expected to expand the use of fair value measurements, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will be effective for the Company’s 2009 fiscal year and will be required to be adopted by the Company effective July 1, 2008. Management at this time has not evaluated the impact, if any, of adopting SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 . SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

NOTE 3 – ACQUISITIONS OF PROPERTY, PLANT AND EQUIPMENT

During the fiscal year ended September 30, 2005, the Company capitalized land costs of $101,968 in acquiring land with a railway site to facilitate possible plant expansion in the future.

During the fiscal year ended September 30, 2006, the Company capitalized land costs of $96,000 in acquiring 80 acres of land with water rights to facilitate possible plant expansion in the future.

On February 6, 2007, the Company purchased 340 acre feet of water rights on property adjacent to one of the Company’s parcels for $340,308. The agreement allows water withdrawal at a rate not to exceed 475 gallons per minute to a maximum annual withdrawal of 340 acre feet. The Company has filed with the State of Kansas to convert the classification of these water rights from agricultural to industrial use. Pursuant to applicable Kansas State Water Use Laws, the Company anticipates a reduction in allowable withdrawal of approximately 15-20%.

On October 10, 2006, the Company purchased a 1,000,000 bushel grain storage facility located on land adjacent to the Company’s plant for $1,200,000. The storage facility is situated on land owned by Union Pacific, consequently the Company assumed the existing 20 year lease with Union Pacific for the balance of its term. The lease expires in 2020 and may be renewed upon agreement of the parties.

In September 2006, the Company entered into a contract to construct two 250,000 bushel grain bins, two hammer mills, and all the required conveyance equipment to connect the storage facility to the ethanol plant. The contract price was $2,961,105 of which $975,000 was paid prior to September 30, 2006. During the fiscal year ended September 30, 2007, the Company received pay applications totaling $2,233,249, which includes change orders totaling $226,474, and paid $2,087,144.

NOTE 4 – MEMBERS’ EQUITY

As specified in the Company’s Third Amended and Restated Operating Agreement, the Company had four classes of membership capital units: Class A, B, C and D. Capital units of each class were issued in denominations of $5,000.

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

Class C capital units were subscribed in a private placement prior to the public offering in 2003 and the Company sold 50 Class C Units to Ethanol Products, LLC.  Class D capital units were offered for sale prior to the public offering at a price of $5,000 per unit to the members of the Board of Managers and certain others. Upon completion of the public offering, which occurred in March 2003, 83 Class D units automatically converted into 166 Class A capital units.  The Company must approve all transfers or other dispositions of capital units.

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

The Company made distributions to its members of $28,560,000 during each of the fiscal years ended September 30, 2007 and 2006. In fiscal year ended September 30, 2005 distributions totaling $8,608,800 were paid.

NOTE 5 - FINANCING ARRANGEMENTS

Construction and permanent financing

During July 2003, the Company entered into a credit agreement with Ag Country Farm Credit Services, FLCA (AgCountry) that established a $22,000,000 (or 55% of construction costs, whichever is less) multiple-advance, non-revolving construction loan for construction of the ethanol plant. The construction note expired August 1, 2004, with the amount outstanding converted into a permanent term loan to be amortized over a 10 year period. This loan was paid in full June 30, 2006. $5,000,000 of this note was converted to a revolving credit facility to reduce interest costs and to aid cash management. The borrowing amount available under the  revolving credit line was reduced to $4,000,000 at September 30, 2006. During the construction period, interest-only payments equal to the London Interbank Offered Rate (LIBOR) plus 4% were due monthly.

The revolving credit facility was paid in full during September 2004. In addition, the Company entered into an agreement with Ag Country Farm Credit Services in October 2004 that established a $3,500,000 expansion loan to fund a portion of a plant expansion to increase ethanol production to 40,000,000 gallons per year capacity. This note was paid in full prior to September 30, 2005.

The term loan is subject to certain restrictive covenants, and required payment of origination, participation and other fees totaling $337,107 and an annual administrative fee of $25,000. The $362,107 of financing costs are being amortized over the life of the loan (10 years), commencing with the loan’s conversion into a permanent loan which occurred during August 2004. Of that amount, $40,440, $40,440 and $41,005 was amortized and expensed in the fiscal years ended September 30, 2007, 2006, and 2005, respectively

The Third Amendment to the Credit Agreement dated July 29, 2003, was executed on March 7, 2006, which increased allowable dividends up to 75% of net income with distributions up to 100% of net income, so long as Borrower maintains working capital that exceeds $5,000,000 and a defined leverage ratio of .60:1. The Amendment also waived certain compliance requirements for dividends paid in prior periods.

The Fourth Amendment to the Credit Agreement dated July 29, 2003, between the Company and Agcountry Farm Credit Services, was entered into on October 2, 2006, reducing the variable interest rate applicable to the “Revolving Loan” to LIBOR plus 2.50%. In addition, the annual administration fee was suspended and the quarterly “Unused commitment fee” was reduced from .5% to ..25% of the unused Revolving Loan Commitment balance during the quarter. The Capital Expenditure section was deleted and replaced with a requirement for pre-approval of capital expenditures in excess of $2,500,000 for any fiscal year. Written approval is required for capital expenditures which exceed this limit.

The Fifth Amendment to the Credit Agreement dated July 29, 2003, between the Company and AgCountry Farm Credit Services, was entered into on May 2, 2007, increasing the “Revolving Loan” to $8,000,000 and reducing the variable interest rate from LIBOR plus 2.50% to LIBOR plus 2.00%.

During the period ended September 30, 2004, the Company entered into two irrevocable standby letters of credit (the Letters of Credit) for $120,000 and $500,000, respectively.  The Letters of Credit are for the benefit of the Company’s utility provider.  The Letters of Credit expire on December 31, 2011.

The Company purchased a new vehicle June 30, 2006. The purchase was financed partially by the value of a vehicle traded-in ($11,133), and the balance of $34,475 was financed by an offer from GMAC Financing for a term of 36 months at 0.00% interest. The monthly payment is $902. The balance of the note at September 30, 2007, is $19,846.

In December 2005, the Company purchased 80 acres of land for $96,000. The terms of the agreement required the Company to pay $24,000 prior to December 31, 2005, and an additional $24,000 prior to January 31, 2006. All payments were made in a timely manner. The balance of $24,000 will be paid in January 2008 plus accrued interest at the rate of 6.0% per annum. The balance of this note at September 30, 2007 was $24,000 with accrued interest payable of $1,097.

NOTE 6 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Board of Managers has entered into various agreements regarding the formation, operation and management of the Company. Significant agreements are as follows:

Employee 401-K Plan

The Company established a 401-K retirement plan November 1, 2004, for its employees. The Company matches employee contributions to the plan up to 5% of employee’s gross income. The amount contributed by the Company is vested 25% per year on behalf of the employee. The Company contributed $99,003,  $88,421, and $52,202 for fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Energy Management Services

The Company has entered into an agreement with U.S. Energy Service, Inc. for energy management and engineering services.  The initial term of the agreement expired on August 31, 2003, and is renewable for one-year terms unless terminated by either party with 30 days advance notice.  The agreement provides for fees of $2,800 per month.   The agreement was renewed through August 31, 2007, and again through August 31, 2008.

Sales Service Agreement

The Company has entered into an agreement with United Bio Energy, LLC(see Notes 7 and 10) for the sale of the bulk feed grade products (distiller’s grains) produced from the plant.  The agreement expired September 30, 2007, and was automatically renewed for a one-year term pursuant to the terms of the agreement.  Under the terms of the agreement, United Bio Energy, LLC purchases all products at a price equal to 98% or 97.5% of the selling price depending on whether it is wet or dry grains, less applicable freight.   United Bio Energy, LLC is responsible for billing and account servicing of the product sales and for losses related to non-payment unless such non-payment relates to substandard products.

Marketing Agreement

The Company entered into an agreement on October 31, 2001 with Ethanol Products, LLC (see Notes 7 and 10) for the marketing of the Company’s ethanol and certain administrative services.  The agreement as amended on October 18, 2002, has a term of five years and commenced upon start of ethanol production in January, 2004, with a fee of $.01 per gallon of ethanol produced.  The agreement is renewable for five-year terms unless notice of termination has been delivered at least 90 days prior to expiration.

Storage Expansion Contract

The Company entered into a contract to construct two 250,000 bushel grain bins, two hammer mills, and all the required conveyance and other infrastructure to connect the storage facility, the new bins, and the ethanol plant. The total contract price is $2,961,105 plus change orders totaling $247,144. During the fiscal year ended September 30, 2007, $3,062,144 was paid, pursuant to the terms of the contract.

Back-up Transformer

The Company contracted with their energy supplier to purchase a back-up transformer capable of supplying the entire facility in the event that the existing transformer fails. The Company paid $124,730 upon execution of the contract and the balance will be due when the transformer is delivered which is estimated to be in early 2008. The sum of the initial payments for the transformer and the storage expansion is classified as construction–in-progress at September 30, 2007 and 2006.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has reimbursed members of the Board of Managers for certain expenses incurred by the Company and paid by the Managers including attending Board meetings. Expense reimbursements for the years ended September 30, 2007, September 30, 2006, and September 30, 2005 totaled $43,035, $29,944 and $19,239, respectively.

Ethanol Products, LLC, an entity controlled by a former member of the Board of Managers, owns all 50 Class C capital units, purchased for $250,000. Revenues were concentrated in Ethanol Products which purchases denatured ethanol, while United Bio Energy, LLC, an affiliate of a former board member purchases distiller’s grain from the Company on a delivered basis. The following table displays amounts of product purchased by the Company’s marketers with the related marketing fees paid:

	Fiscal year ended	Fiscal year ended	Fiscal year ended
	Sept. 30, 2007	Sept. 30, 2006	Sept.30, 2005
Ethanol Products
Revenue (including freight)	$91,189,858	$97,066,671	$51,855,217
Marketing fees paid	462,771	455,353	355,185
United Bio Energy
Revenue (including Freight)	$18,510,882	$11,728,308	$10,491,961
Marketing fees paid	476,769	295,458	261,121

The Company purchases grain from local elevators as well as some growers who are unit holders in the Company. The Company purchased $913,000, $517,500, and $649,400 of grain from member unit holders in fiscal years ended September 30, 2007, 2006, and 2005, respectively.

NOTE 8 – INCENTIVE PAYMENTS

During the year ended September 30, 2007, the Company received no incentive payments for its ethanol production as compared to $224,630 in fiscal year ended September 30, 2006 pursuant to a United States Department of Agriculture Bio-Energy program. This program was terminated by the U.S.D.A. on June 30, 2006. Additionally, the Company qualifies for additional production incentive payments under a State of Kansas program.  The Kansas program is limited to $1,125,000 per year for each producer in excess of five million gallons per year at the rate of $.075 per gallon. The Company recorded revenue of $1,125,000, from the Kansas incentive program during the fiscal year ended September 30, 2007, received an aggregate of $878,111, and recorded a receivable of $246,889 at September 30, 2007. The Company also qualified for the maximum payment of $1,125,000 and recorded this amount of income during the fiscal years ended September 30, 2006 and 2005.

NOTE 9 – SALE / LEASEBACK TRANSACTION

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas in the amount of $32,000,000 that will provide property tax savings for 10 years on the plant site.  As part of the financing, title to the plant site and improvements have been transferred to Gove County, as security for the repayment of the bonds, and the Company is leasing back the site for an amount that is equal to the amount of interest to be paid on the Gove County bonds.  AgCountry consented to this transaction, and the bonds have been pledged to AgCountry as security for any obligations under the AgCountry Credit Agreement (See Note 5). As part of the financing, the Company paid the bond underwriter, W.R. Taylor, $160,000 and agreed to pay an additional $40,000 only if the bonds are converted to a variable rate and remarketed by W.R. Taylor.

The $160,000 of financing fees paid to the bond underwriter and $42,040 of legal and other cost associated with the bond closing are being amortized over the 30-year life of the bonds. A total of $ 6,732, $6,732, and $6,735 of amortization expense was recognized during the years ended September 30, 2007, September 30, 2006, and September 30, 2005, respectively.

The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments on the plant.  Both the bond and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the fiscal years ended September 30, 2007, 2006, and 2005 was $1,120,000 per year. This amount is equal to the lease expense of the plant in each respective period.

NOTE 10 – CONCENTRATION OF CUSTOMERS

The Company sells essentially all of its products to two marketers, which in turn sell to other purchasers. The Company has executed an exclusive marketing agreement with Ethanol Products LLC (“Ethanol Products”) of Wichita, Kansas (see Notes 6 and 7) to market the ethanol produced at its plant.  The agreement is effective for an initial term of five years beginning January 2004, the first month of ethanol production, and is automatically renewable for subsequent five-year terms unless terminated by either party prior to expiration.  Ethanol Products has agreed to purchase all of the ethanol that is produced at the plant.  Ethanol Products is solely responsible for determining the price and terms at which the ethanol acquired from the plant is sold and to whom it is sold.  In the event that the relationship with Ethanol Products is interrupted for any reason, the Company believes that it would be able to locate another entity to market the ethanol.  However, any interruption could temporarily disrupt the sale of the Company’s principal product and adversely affect its operations.

The Company also has executed an exclusive agreement with ICM Marketing, Inc. to market all of the distiller’s grains produced at the plant.  The rights and obligations of ICM under that agreement were subsequently assigned to United Bio Energy, LLC (“UBE”).  The initial term of the agreement with UBE was three years expiring September 30, 2006 and was automatically renewed for two additional one-year terms which will automatically be renewed unless terminated by the Company or UBE following 90 days advance written notice.  As with the marketing arrangement with Ethanol Products, any interruption in the relationship with UBE could temporarily affect the Company’s business, although it is believed that the Company could find another entity to market the grains (see Note 6).

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

NOTE 12 - SUBSEQUENT EVENTS

Based on the Company’s financial results for the quarter ended September 30, 2007, the Board of Managers declared a distribution to members equal to $500 per unit totaling $2,040,000. This distribution was paid on October 18, 2007.

On December 18, 2007, the Board of Managers approved two amendments to the Company’s Third Amended and Restated Operating Agreement dated July 7, 2003 (“Operating Agreement”). The first amendment revised Section 4.3 to allow voluntary redemption of membership units by the Company. The second amendment revised Article 10 to allow the Company to issue membership units in uncertificated form.

On December 18, 2007, the Board of Managers approved a resolution authorizing a seven (7) for one (1) forward split of the Company’s membership interests to be effective as of a future date to be determined by the Board. Following this membership interest split, the number of outstanding membership interests of the Company will increase from 4,080 to 28,560.

EXHIBIT INDEX

Exhibit
No	Description	Incorporated by Reference From
3.1(i)	Articles of Organization	Appendix A of our prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2002 (File No. 333-74982)

3.1(ii)	Third Amended and Restated Operating Agreement	Exhibit 3 to our Form 10-QSB for the quarter ended June 30, 2003

4.1	Form of Class A Capital Unit Certificate	Exhibit 4.1 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

4.2	Form of Class B Capital Unit Certificate	Exhibit 4.2 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

4.3	Form of Class C Capital Unit Certificate	Exhibit 4.3 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.1	Credit Agreement with AgCountry Farm Credit Services, FLCA dated July 29, 2003	Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (File No. 333-74982)

10.2	DDGS/SWGS Marketing Agreement with ICM Marketing, Inc., dated October 1, 2001	Exhibit 10.5 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.3	Land Exchange Agreement, dated November 23, 2001	Exhibit 10.9 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.4	Real Estate Purchase Agreement, dated December 21, 2001	Exhibit 10.10 to our Form SB-2 filed with the Commission on May 1, 2002 (File No. 333-74982)

10.5	Well Construction and Pumping Agreement, dated November 19, 2001	Exhibit 10.11 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.6	Design/Build Agreement with ICM Inc., dated April 4, 2002	Exhibit 10.12 to our Form SB-2 filed with the Commission on May 1, 2002 (File No. 333-74982)

10.7	Agreement between the Company and ICM, Inc. dated August 26, 2004 for	Exhibit 10.7 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 0-50714)

expansion of our plant

10.8	Agreement between the Company and United Bio Energy Ingredients, LLC, dated August 2, 2004	Exhibit 10.8 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 0-50714)

10.9	Form of Second Amendment to the Credit Agreement with AgCountry dated July 29, 2004	Exhibit 10.9 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 0-50714)

10.10	Promissory Note/Loan Agreement with AgCountry dated November 16, 2004	Exhibit 10.10 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 0-50714)

10.11	Third Amendment to Credit Agreement with AgCountry dated March 7, 2006	Exhibit 10.1 to our Report on Form 8-K dated March 27, 2006 (File No. 0-50714)

10.12*	Fourth Amendment to Credit Agreement with AgCountry dated October 2, 2006

10.13	Employment Agreement with Steven McNinch effective January 25, 2007	Exhibit 10.1 to our Report on Form 8-K dated April 17, 2007 (File No. 0-50714)

10.14	Fifth Amendment to Credit Agreement with AgCountry dated May 2, 2007	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-50714)

14.1	Western Plains Energy, L.L.C. Code of Ethics for Principal Executive and Senior Financial Officers	Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 (File No. 0-50714)

31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith