Form 10-Q
period 2007-12-31
WESTERN PLAINS ENERGY LLC
filed 2008-02-14
CIK 1161049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: December 31, 2007

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

As of February 14, 2008, 2,286 Class A Capital Units, 1,744 Class B Capital Units and 50 Class C Capital Units of the registrant were outstanding.

WESTERN PLAINS ENERGY, L.L.C.

References in this report to agreements to which Western Plains Energy, L.L.C. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements.  Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and the exhibits listed therein.

i

WESTERN PLAINS ENERGY, L.L.C.

BALANCE SHEETS

	December 31, 2007	September 30, 2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1,559,388	$625,511
Accounts receivable	5,261,315	3,219,078
Accounts receivable - government subsidies	—	246,889
Inventory	3,235,491	5,003,137
Prepaid expense	449,754	203,215
Commodities trading accounts - futures and options contracts	905,785	2,188,278
Total current assets	11,411,733	11,486,108

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	1,095,515	766,586
Water rights	340,408	340,408
Manufacturing equipment	38,540,742	38,282,030
Buildings	2,883,324	1,679,925
Vehicles	490,599	490,599
Office equipment, furniture, fixtures	178,640	174,803
Grain handling and other equipment	3,446,974	1,183,763
Spare parts	389,906	402,693
Construction-in-progress	124,730	3,488,767
	48,192,710	47,511,446
Less: Accumulated depreciation	(23,288,101)	(21,712,858)
	24,904,609	25,798,588

OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Loan origination fees, net	221,936	230,363
Financing fees, net	172,302	173,985
Deposits	97,834	97,834
	32,492,072	32,502,182

TOTAL ASSETS	$68,808,414	$69,786,878

WESTERN PLAINS ENERGY, L.L.C.

BALANCE SHEETS

(continued)

	December 31, 2007	September 30, 2007
	(Unaudited)	(Audited)

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,386,780	$3,129,432
Accrued interest	6,493	8,582
Current portion of long term debt	34,825	934,825
Total current liabilities	5,428,098	4,072,839

LONG TERM DEBT	5,413	9,021

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 2,286 issued	10,910,140	10,910,140
Class B Capital Units, 1,744 issued	8,640,895	8,640,895
Class C Capital Units, 50 issued	250,000	250,000
Membership distributions	(67,768,800)	(65,728,800)
Accumulated comprehensive (loss)	(3,160,490)	(2,331,970)
Retained earnings	82,503,158	81,964,753
Total members’ equity	31,374,903	33,705,018

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$68,808,414	$69,786,878

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

	2007	2006

REVENUE	$23,253,045	$27,311,254
COST OF SALES	20,458,088	18,765,965
GROSS PROFIT	2,794,957	8,545,289

EXPENSES
General and administrative expenses	678,092	1,108,674
Depreciation expense	1,575,243	1,462,985
Amortization expense	10,110	10,110
Total expenses	2,263,445	2,581,769

Income from operations	531,512	5,963,520

Other income (expense)
Interest expense	(5,632)	(9,952)
Interest from Industrial Development Revenue Bonds	280,000	280,000
Plant lease expense	(280,000)	(280,000)
Interest income	12,525	42,270
Other income (expense)	—	614

Total other income (expense)	6,893	32,932

NET INCOME	538,405	5,996,452

Other comprehensive income
Unrealized (losses) on grain hedging contracts	(828,520)	(17,088)

COMPREHENSIVE INCOME (LOSS)	$(290,115)	$5,979,364

NET INCOME PER UNIT BASIC AND DILUTED	$131.96	$1,469.72

WEIGHTED AVERAGE UNITS OUTSTANDING BASIC AND DILUTED	4,080	4,080

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

	2007	2006

OPERATING ACTIVITIES
Net income	$538,405	$5,996,452
Depreciation	1,575,243	1,462,985
Amortization	10,110	10,110
Conversion of unrealized losses on grain hedging contracts to realized loss	467,329	383,056
Changes in assets and liabilities
Accounts receivable	(2,042,237)	(625,312)
Accounts receivable - Government Subsidies	246,889	222,064
Inventory	1,767,646	(2,098,943)
Prepaid expenses	(246,539)	(445,358)
Accounts payable and accrued expenses	2,257,347	975,308
Accrued interest	(2,089)	3,326
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,572,104	5,883,688

INVESTING ACTIVITIES
Purchase of property and equipment	(681,264)	(2,577,951)
Investment in commodities trading accounts	(7,401,269)	(894,697)
Withdrawals from commodities trading accounts	7,387,914	446,000
NET CASH (USED IN) INVESTING ACTIVITIES	(694,619)	(3,026,648)

FINANCING ACTIVITIES
Payments on notes payable and line of credit	(903,608)	(1,101,804)
Member distributions	(2,040,000)	(16,320,000)
Proceeds from notes payable and line of credit	—	372,000
NET CASH (USED IN) FINANCING ACTIVITIES	(2,943,608)	(16,321,804)

NET INCREASE (DECREASE) IN CASH	933,877	(13,464,764)

CASH - BEGINNING OF PERIOD	625,511	14,990,238

CASH - END OF PERIOD	$1,559,388	$1,525,474

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  For further information, refer to the financial statements of the Company as of and for the year ended September 30, 2007 including notes thereto, included in the Company’s Form 10-K.

Certain amounts from financial statements for the three months ended December 31, 2006 have been reclassified to conform to current period presentation.

(2)        Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.  Inventory consists principally of raw material, work-in-process and finished goods.

	December 31, 2007	September 30, 2007

Raw materials	$1,568,773	$3,247,008
Work-in-process	1,082,818	894,381
Finished goods	583,900	861,748
	$3,235,491	$5,003,137

(3)        Investments

Commodities trading accounts — futures and options contracts

The Company attempts to minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts and forward purchase and sales contracts to minimize net positions in these contracts.  The Company accounts for changes in market value of exchange-traded futures and option contracts at exchange values and account for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area.  Changes in the market value of all these contracts are recognized in operations as a component of cost of sales.   Unrealized losses in open contracts are recognized as a component of comprehensive income. In the period ended December 31, 2007, unrealized losses increased $828,520 to $3,160,490 at December 31, 2007.

(4)        Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that provides property tax savings on the plant site. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest amounts since they offset; however, they are recorded for accounting purposes.  Both the bonds and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the industrial revenue bonds for the three month period ended December 31, 2007 was $280,000.  This amount is equal to the lease expense of the plant.

(5)        Related Party Transactions

During the period ended December 31, 2007, ICM, Inc., the general contractor for the plant and an entity controlled by a former member of the board of managers, submitted pay applications totaling $122,744 in connection with maintenance performed during the Company’s routine shut-down and $32,000 premium associated with a safety and loss program. During the same period in fiscal 2006, ICM, Inc. submitted pay applications totaling $140,608 for routine maintenance and related parts and repairs of the ethanol plant, and premium for a safety and loss program.  ICM, Inc. received payments relating to these items of $154,744 in the period ended December 31, 2007 and $140,608 in the period ended December 31, 2006.

(6)        Distribution to Members

During the period ended December 31, 2007, the Company made cash distributions to its members aggregating $2,040,000 in accordance with the terms of its Operating Agreement.

(7)        Land Acquisition

On December 22, 2005 the Company purchased 80 acres of land for $96,000 adjacent to land which it currently owns including 95 acre feet of water rights and assumption of a railroad lease with Union Pacific Railroad. The terms of the purchase agreement were $24,000 down and three equal annual payments of $24,000 payable January 2006, 2007, and 2008 with interest accruing at the rate of 6% per annum commencing January 31, 2006. The down payment of $24,000 was paid December 22, 2005, and the first installment of $24,000 was paid January 26, 2006, and the second scheduled payment of $24,000 plus $3,088 in accrued interest was paid in January 2007. The final principal payment plus $1,460 accrued interest was made January 2, 2008.

(8)        Plant and Equipment

On October 10, 2006, the Company purchased a 1,000,000 bushel grain storage facility located on land adjacent to the Company’s plant for $1,200,000. The storage facility is situated on land owned by Union Pacific Railroad, consequently the Company assumed the existing 20 year lease with UP for the balance of the term of the lease. The lease will be renewable in the year 2020.

In September 2006, the Company entered into a contract to construct two 250,000 bushel grain storage bins, two hammer mills, and all the required conveyance equipment to connect the storage facility to the ethanol plant. The contract price was $2,961,105, of which $975,000 was paid prior to September 30, 2006. We incurred change orders totaling $514,132 through December 31, 2007 related to certain improvements during the construction period, of which $128,516 in pay applications were received in the first quarter of fiscal 2008. All payments have been made with the exception of the final payment of $146,105 which will be paid upon final specification (punch list) approval. We were able to put the majority of the facility into service in July 2007 while the remainder of the project was being completed. The project was essentially completed at December 31, 2007, with minor changes still in progress.

(9)        Subsequent Events

Based on the Company’s financial results for the fiscal year ended September 30, 2007 and the quarter ended December 31, 2007, the Board of Managers declared a distribution payable to the members equal to $350 per unit for a total of $1,421,000. This distribution was paid January 30, 2008. As a result of the distribution to the members and in response to margin calls related to grain contracts, the Company has drawn $5,000,000 on its line of credit with AgCountry Farm Services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

                The following narrative describes the results of operations for Western Plains Energy, L.L.C. (“we” or the “Company”) for the three month period ended December 31, 2007, which we refer to as the first quarter of fiscal 2008, and compares those results to the comparable period ended December 31, 2006.  It also discusses our financial condition at December 31, 2007 and compares it to our financial condition at fiscal year end September 30, 2007.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2007, including the audited financial statements and notes included therein.

Results of Operations

                Overview.  The following table highlights certain of our operating results for the three month periods ended December 31, 2007 and 2006:

	Three Months Ended December 31,
	2007	2006
Revenue	$23,253,045	$27,311,254
Income from operations	531,512	5,963,520
Other income (expense)	6,893	32,932
Net income	538,405	5,996,452
Comprehensive income (loss)	(290,115)	5,979,364
Net income per unit	$132	$1,470

                Our income from operations declined significantly for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, primarily as result of an increase in the cost of grain and a decrease in the prices we received for ethanol sold during the period.  For the first quarter of fiscal 2008, we reported net income of $538,405 on revenue of $23,253,045 compared to net income of $5,996,452 on revenue of $27,311,254 for the same period in fiscal 2007.  Gross profit for the first quarter of fiscal 2008 was $2,794,957, or 12.0% of revenue, compared to $8,545,289, or 31.3% of revenue, for the same period in fiscal 2007.

                We believe fiscal 2008 will continue to present challenges to our business similar to those encountered during latter fiscal 2007.  We do not believe that these challenges will be different than those to be experienced by the rest of our industry.  Grain prices remain at or near record highs while average ethanol prices are lower compared to prior years.  In response to these factors, we plan to continue to operate our plant as efficiently as possible and are exploring new and improving technologies which may enable us to achieve greater efficiencies.

                Net income.  Net income for the first quarter of fiscal 2008 decreased $5,458,047, or 91.0%, from the comparable period of fiscal 2007.  We attribute this decrease to a 15.0% average lower price received by us for ethanol and an 8.5% average increase in the cost of grain for the first quarter of fiscal 2008 when compared to the same period of fiscal 2007.

                Revenue.  Revenue for the first quarter of fiscal 2008 decreased 14.9% from the comparable period of fiscal 2007.  This decrease is attributable to an average decrease of $0.30 per gallon for ethanol sold during the first quarter of fiscal 2008 when compared to the same period of fiscal 2007.  In addition, we lowered our production by approximately 1% during the first quarter of fiscal 2008 when compared to the first quarter of fiscal 2007 in response to the unfavorable prices received for ethanol.  Although average ethanol prices during the first quarter of fiscal 2008 were lower than fiscal 2007, the price for ethanol increased from fiscal year end September 30, 2007 by nearly 15%, which prevented a larger decline in revenue.

                The anticipation of increased supply of ethanol by the petroleum industry has led to reduced demand for future sales of ethanol. We continue to see the market hesitant to make any long term contract commitments until the supply situation is less ambiguous.  Recent experience has shown that forward contracting commitments have generally not exceeded approximately three months in advance, and we believe this trend will continue for the foreseeable future. We continue to employ forward contracting as a technique to hedge against further ethanol price declines.  To the extent that our hedging strategy for ethanol proves inaccurate in any material respect, our future revenue could be adversely affected.  Hedging strategies become more difficult to employ the farther into the future we attempt to mitigate our market risk for ethanol prices.

                Cost of Goods Sold.  Our cost of goods sold as a percentage of revenue for the first quarter of fiscal 2008 totaled 88.0%.  This compares to cost of goods sold during the same period of fiscal 2007 of 68.7%.  We believe the price of grain and related hedge activities accounted for the increase in cost of goods sold.

                The increase in grain prices during the first quarter of fiscal 2008 is attributable, in part, to an increase in the demand for grain from the ethanol industry, which has driven corn prices to 10 year highs.  We also believe an increase in the export demand from a growing global market that has been exaggerated due to continued tightening of global grain stocks is contributing to the increased demand for grain.  We anticipate that the market will over-supply ethanol again during the summer 2008 and the industry will continue to be presented with challenges similar to those encountered during 2007.

                In contrast to grain prices, market prices for natural gas have remained favorable.  The price we paid for our natural gas requirements, net of hedging activities, decreased 37.7% during the first quarter of fiscal 2008 compared to the same period of fiscal 2007.

                General and Administrative Expenses.  General and administrative expenses for the first quarter of fiscal 2008 decreased 38.8% from the comparable period of fiscal 2007.  This difference is primarily attributable to special legal and professional fees incurred during the first quarter of fiscal 2007 which were associated with our investigation of a potential sale of the Company during that time.

                Depreciation.  Depreciation during the first quarter of fiscal 2008 increased 7.7% from the comparable period of fiscal 2007, reflecting the purchase of the grain storage facility as well as the new hammer mills, grain bins and conveyance systems put into service during the fourth quarter of fiscal 2007.

                Overall, total expenses decreased 12.3% during the first quarter of fiscal 2008 from the comparable period of 2007.

                Other Income (Expense).  Total other income decreased $26,039 to $6,893 during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.  A decrease in interest income of 70.4%, reflecting a smaller amount of funds on hand, is responsible for the decrease in other income.

                Gain (Loss) on Hedging Activities.  During the first quarter of fiscal 2008, we reported $828,520 of unrealized losses on hedging contracts.  This compares to unrealized losses of $17,088 during the first quarter of fiscal 2007.  Comprehensive income for the first quarter of fiscal 2008 decreased by

$6,269,479 compared to the same period of fiscal 2007, partly as a result of a decrease in net income and partly as a result of the increase in unrealized losses on hedging contracts.

Liquidity and Capital Resources

Overview.  The following table highlights certain information relating to our liquidity and capital resources at December 31 and September 30, 2007:

	December 31, 2007	September 30, 2007
Working Capital	$5,983,635	$7,413,269
Current Assets	11,411,733	11,486,108
Current Liabilities	5,428,098	4,072,839
Long-term Debt	5,413	9,021
Members’ Equity	31,374,903	33,705,018

Our working capital at December 31, 2007 decreased 19.3% from year-end September 30, 2007.  This decrease is attributable to the cash distribution made in October 2007 in the amount of $2,040,000, payment on the Company’s line of credit of $900,000, and a reduction in cash generated from operations.  Our current ratio, representing current assets divided by current liabilities, was 2.10:1 at December 31, 2007 as compared to 2.82:1 at September 30, 2007.  Working capital was further depleted subsequent to our fiscal year end due to a distribution to members and margin calls (see Footnote 9 in the Footnotes to Financial Statements).  Notwithstanding, we believe our operations will generate sufficient working capital to fund our needs.  However, we may not continue to make distributions to our members in the future which are similar in size and frequency as those in 2007 and years prior.

Working Capital.  Current assets decreased 0.65% from fiscal year end September 30, 2007 to December 31, 2007.  Cash and accounts receivable increased by 149.3% and 63.4%, respectively, which nearly offset a decrease in inventory and commodities trading accounts of 35.3% and 58.6%, respectively. The increase in receivables appears to be coincidental to the timing of the end of the reporting period reflecting shipments made late in the period.  We reduced inventory during the period as part of our operating strategy and will continue to do so in the foreseeable future.

Current liabilities increased 33.3% from fiscal year ended September 30, 2007 to December 31, 2007.  We attribute the increase primarily to fluctuations in payment cycles on grain contracts and increased grain purchases during the period.  We maintain a line of credit to finance short-term working capital requirements in the amount of $8,000,000.  We believe our line of credit, in addition to our cash flow in the foreseeable future, will provide sufficient liquidity and capital resources.

Cash Flow.  Cash generated from operating activities during the first quarter of fiscal 2008 was $4,572,104, a decrease of 22.3% from the first quarter of fiscal 2007.  Although there were increases and decreases in certain components of operating activities, the primary reason for the overall decrease in cash generated from operating activities was a 91.0% decrease in net income from the first quarter of fiscal 2007.

Cash used in investing activities decreased by $2,332,029 or by 77.0% when compared to the first quarter of fiscal 2007, primarily due to a decrease in property and equipment purchases.  There are presently no plans to purchase plant or equipment this fiscal year.

Cash used in financing activities during the first quarter of fiscal 2008 decreased significantly from the first quarter of fiscal 2007.  Distributions to members decreased $14,280,000 as a result of less cash generated by operations during fiscal 2007.

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

                — statements concerning the benefits that we expect will result from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

                — statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

                        e.     Drought and other environmental conditions; and

                        f.      Changes in our business plan.

Risk Factors

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and takes more energy to produce that it contributes may affect the demand for ethanol. Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability and financial condition.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears a variable interest rate.  Although there is no outstanding balance at December 31, 2007, we have used and anticipate utilizing this revolving promissory note in the future.

We have not entered into any hedging transactions in connection with our notes, although we may consider such an arrangement in the future if appropriate.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain would produce an increase in the fair value of our derivative instruments equal to approximately $90,579 based on our positions at December 31, 2007.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of December 31, 2007, the fair value of our derivative instruments for grain is an asset in the amount of $905,785.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected grain usage is approximately 16.8 million bushels per year for the production of 45 million gallons of ethanol.  We have price protection for approximately 50% of our expected grain usage for fiscal year ended September 30, 2008 using CBOT futures and options and over-the-counter option contracts.  As we move forward, additional protection may be necessary.  As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2008.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 30% of our natural gas needs through April 2008. We chose not to advance contract for the spring and summer months during the winter months where the prices for gas are traditionally at the highest levels. In addition, inventory levels are likely to be higher in the spring causing downward pressure on prices.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of December 31, 2007 and September 30, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
September 30, 2007	$2,188,278	$218,828
December 31, 2007	$905,785	$90,579

Item 4.  Controls and Procedures

(a)           We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report.  As of December 31, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC.

(b)           No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 6.  Exhibits

(a)           Exhibits

                                                31.1         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve McNinch.

                                                31.2         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard Sterrett.

                                                32            Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steve McNinch and Richard Sterrett.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN PLAINS ENERGY, L.L.C.

Date: February 14, 2008	By:	/s Steve McNinch
Steve McNinch
Chief Executive Officer/General Manager

Date: February 14, 2008	By:	/s/ Richard Sterrett
Richard Sterrett,
Principal Financial Officer