Form 10-Q
period 2008-03-31
WESTERN PLAINS ENERGY LLC
filed 2008-05-15
CIK 1161049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission File Number: 0-50714

WESTERN PLAINS ENERGY, L.L.C.

(Exact Name of Small Business Issuer as Specified in its Charter)

Kansas	48-1247506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3022 County Road 18, Oakley, Kansas  67748

(Address of Principal Executive Offices)  (Zip Code)

Registrant’s telephone number including area code:  (785) 672-8810

N/A

Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 15, 2008, 16,002 Class A Capital Units, 12,068 Class B Capital Units and 350 Class C Capital Units of the registrant were outstanding.

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED BALANCE SHEETS

	March 31, 2008	September 30, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$426,853	$625,511
Accounts receivable	5,671,127	3,219,078
Accounts receivable - government subsidies	885,063	246,889
Inventory	5,769,622	5,003,137
Prepaid expense	335,341	203,215
Available-for-sale securities	819,801	2,188,278

Total current assets	13,907,807	11,486,108

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	1,095,515	766,586
Water rights	340,408	340,408
Manufacturing equipment	38,540,742	38,252,030
Buildings	2,883,323	1,679,925
Vehicles & portable equipment	490,599	490,599
Office equipment, furniture, fixtures	178,640	174,803
Grain handling and other equipment	3,489,476	1,183,763
Spare parts	541,703	402,693
Construction-in-progress	315,181	3,488,767
	48,577,459	47,511,446
Less: Accumulated depreciation	(24,866,584)	(21,712,858)
	23,710,875	25,798,588
OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Loan origination fees, net	213,509	230,363
Financing fees, net	170,619	173,985
Deposits	97,834	97,834
	32,481,962	32,502,182
TOTAL ASSETS	$70,100,644	$69,786,878

The accompanying notes are an integral part of these financial statements.

	March 31, 2008	September 30, 2007
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,648,840	$3,121,270
Accrued interest	3,299	8,582
Accrued expenses and liabilities	17,085	8,162
Line of credit	5,400,000	900,000
Current portion of long term debt	10,825	34,825
Total current liabilities	10,080,049	4,072,839

LONG TERM DEBT	2,706	9,021

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 16,002 issued	10,910,140	10,910,140
Class B Capital Units, 12,068 issued	7,940,895	8,640,895
Class C Capital Units, 350 issued	250,000	250,000
Membership distributions	(69,189,800)	(65,728,800)
Accumulated comprehensive (loss)	(6,578,650)	(2,331,970)
Retained earnings	84,685,304	81,964,753
Total members’ equity	28,017,889	33,705,018

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$70,100,644	$69,786,878

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
REVENUE	$28,344,119	$28,927,544	$51,597,164	$56,024,162
COST OF SALES	24,777,543	20,574,278	45,235,631	39,140,455
GROSS PROFIT	3,566,576	8,353,266	6,361,533	16,883,707

EXPENSES
General and administrative expenses	633,926	687,619	1,312,018	1,783,117
Depreciation expense	1,578,482	1,458,741	3,153,725	2,921,726
Amortization expense	10,110	10,110	20,220	20,220

Total expenses	2,222,518	2,156,470	4,485,963	4,725,063

Income from operations	1,344,058	6,196,796	1,875,570	12,158,164

Other income (expense)
Interest expense	(59,148)	(18,957)	(64,780)	(28,909)
Interest from Industrial Development Revenue Bonds	280,000	280,000	560,000	560,000
Plant lease expense	(280,000)	(280,000)	(560,000)	(560,000)
Bioenergy incentive program income	885,063	—	885,063	—
Interest income	3,366	10,439	15,891	52,709
Other income	8,807	8,873	8,807	11,159

Total other income	838,088	355	844,981	34,959

NET INCOME	2,182,146	6,197,151	2,720,551	12,193,603
Other comprehensive income (loss)
Unrealized (loss) on grain hedging contracts	(3,418,160)	(2,124,920)	(4,246,680)	(2,237,300)

COMPREHENSIVE INCOME (LOSS)	$(1,236,014)	$4,072,231	$(1,526,129)	$9,956,303

NET INCOME PER UNIT BASIC AND DILUTED	$76.78	$216.99	$95.73	$426.95
WEIGHTED AVERAGE UNITS OUTSTANDING BASIC AND DILUTED	28,420	28,560	28,420	28,560

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	2008	2007
OPERATING ACTIVITIES
Net income	$2,720,551	$12,193,603
Depreciation	3,153,725	2,921,726
Amortization	20,220	20,220
Conversion of unrealized (gains) losses on grain hedging contracts to realized (gains) losses	1,184,628	287,417
Changes in assets and liabilities
Accounts receivable	(2,452,049)	(489,307)
Accounts receivable-Government Subsidies	(638,174)	222,064
Inventory	(766,485)	(4,640,631)
Prepaid expenses	(132,126)	(320,669)
Accounts payable and accrued expenses	1,536,492	408,651
Accrued interest	(5,283)	(139)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,621,499	10,602,934

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,066,013)	(3,317,470)
Investment in commodities trading accounts	(14,925,682)	(3,606,839)
Withdrawals from commodities accounts	10,862,853	1,096,000

NET CASH (USED IN) INVESTING ACTIVITIES	(5,128,842)	(5,828,309)

FINANCING ACTIVITIES
Member distributions	(3,461,000)	(20,400,000)
Proceeds from notes payable and line of credit	8,500,000	4,350,000
Payments on notes payable and line of credit	(4,030,315)	(3,379,413)
Acquisition of membership units	(700,000)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	308,685	(19,429,413)

NET (DECREASE) IN CASH	(198,658)	(14,654,788)

CASH - BEGINNING OF PERIOD	625,511	14,990,238

CASH - END OF PERIOD	$426,853	$335,450

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the audited financial statements of the Company as of September 30, 2007, including notes thereto, included in the Company’s Form 10-K.

Certain amounts from the March 31, 2007 financial statements have been reclassified to conform to current period presentation.

(2)           Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.  Inventory consists principally of raw material, work-in-process and finished goods.

	March 31, 2008	September 30, 2007

Raw materials	$3,152,456	$3,247,008
Work-in-process	1,573,375	894,381
Finished goods	1,043,791	861,748
	$5,769,622	$5,003,137

(3)           Investments

Commodities trading accounts - futures and options contracts.  The Company attempts to minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts to minimize net positions in these contracts.  The Company accounts for changes in market value on exchange-traded futures and option contracts at exchange values and account for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area.  Changes in the market value of all these contracts are recognized in operations as a component of cost of revenues.  Unrealized losses in open contracts are recognized as a component of comprehensive income or loss.  In the three and six months ended March 31, 2008, unrealized losses were $3,418,160 and $4,246,680, respectively, as compared to unrealized losses of $2,124,920 and $2,237,300 for the comparable periods ended March 31, 2007.

(4)           Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site.  The principal

WESTERN PLAINS ENERGY, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

amount of the bonds is $32,000,000.  The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest income amounts since they offset; they are recorded however for accounting purposes.  Both the bond and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease.  Interest income recognized on the Industrial Revenue Bonds for the six month period ended March 31, 2008 was $560,000.  This amount is equal to the lease expense of the plant.

(5)           Distribution to Members

During the period ended March 31, 2008 and December 31, 2007, the Company made cash distributions to its members of $1,421,000 and $2,040,000, respectively, aggregating $3,461,000 in accordance with the terms of its Operating Agreement.

(6)           Acquisitions

On December 22, 2005, the Company purchased 80 acres of land for $96,000 adjacent to land which it currently owns including 95 acre feet water rights and assumption of a railroad lease with Union Pacific Railroad.  The terms of the purchase agreement were $24,000 down and three equal annual payments of $24,000 payable January 2006, 2007, and 2008 with interest accruing at the rate of 6% per annum commencing January 31, 2006.  Payments have been made in accordance with these terms, with the final payment of $24,000 plus $1,460 accrued interest paid January 2, 2008.

(7)           Plant and Equipment

In September 2006, the Company entered into a contract to construct two 250,000 bushel grain bins, two hammer mills, and all the conveyance equipment to connect the storage facility to the plant.  The contract price was $2,961,105 of which $975,000 was paid prior to September 30, 2006.  During the construction period, the Company incurred change orders and related upgrades totaling $466,597.  All pay requests have been paid prior to March 31, 2008 with exception of the final payment of $123,145 which will be paid upon final approval of completion.

(8)           Split in Membership Interest

On February 29, 2008, the Board of Managers announced that effective March 10, 2008, our units of membership interest would be split on a seven to one (7:1) basis.  As a consequence of this action, at March 31, 2008, the outstanding units are as follows:

Class A units	16,002
Class B units	12,068
Class C units	350
Total units	28,420

All units and per unit disclosures reflect the effect of this 7 for 1 split.  In addition, the Company consummated the purchase of 140 units of class “B” units from a member resulting in a decrease in outstanding units from 28,560 to 28,420.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following narrative analyzes the financial condition of Western Plains Energy, L.L.C. (“we,” “our” or the “Company”) at March 31, 2008 and compares it to our financial condition at fiscal year end September 30, 2007.  It also discusses our results of operations for the three and six month periods ended March 31, 2008 and compares those results to the comparable periods ended March 31, 2007.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2007, including the audited financial statements and notes included therein.

Results of Operations

Overview.  The following table highlights certain of our operating results for the three and six month periods ended March 31, 2008 and 2007:

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

Revenue	$28,344,119	$28,927,544	$51,597,164	$56,024,162
Income from operations	1,344,058	6,196,796	1,875,570	12,158,644
Other income	838,088	355	844,981	34,959
Net income	2,182,146	6,197,151	2,720,551	12,193,603
Comprehensive income (loss)	(1,236,014)	4,072,231	(1,526,129)	9,956,303
Net comprehensive income (loss) per unit	$(43.49)	$142.58	$(53.70)	$348.61

Our income from operations declined significantly for the second quarter of fiscal 2008 compared  to the second quarter of fiscal 2007 as well as for the six months ended March 31, 2008 compared to the six months ended March 31, 2007, primarily as a result of a substantial increase in the cost of grain prevailing during fiscal 2008.  For the three months ended March 31, 2008, we reported net income of $2,182,146 on revenue of $28,344,119 as compared to net income of $6,197,151 on revenue of $28,927,544 for the same period in fiscal 2007.  Gross profit for the three months ended March 31, 2008 was $3,566,576, or 12.6% of revenue, compared to $8,353,266, or 28.9% of revenue, for the same period in fiscal 2007.

For the six months ended March 31, 2008, we reported net income of $2,720,551 on revenue of $51,597,164 as compared to net income of $12,193,603 on revenue of $56,024,162 for the same period in fiscal 2007.  The gross profit for the six months ended March 31, 2008 was $6,361,533, or 12.3% of revenue, compared to $16,883,707, or 30.1% of revenue, for the same period in fiscal 2007.

During fiscal year 2008, the Company has been faced with the same challenges as the entire grain-based ethanol industry, which are primarily attributable to near-record high grain prices that have dramatically reduced profitability industry-wide.  It is likely that high grain prices will continue at this level through the end of our fiscal year ending September 30, 2008 and perhaps beyond.  However, we believe we are in a more favorable competitive position to weather this situation due to a low amount of debt as compared to other similarly situated production facilities, including many which recently began production with high debt ratios.

Net income.  Net income for the three months ended March 31, 2008 decreased $4,015,005 or 64.8%, from the comparable period of fiscal 2007.  Net income for the six months ended March 31, 2008 decreased $9,473,052, or 77.7%, from the comparable period of fiscal 2007.  We attribute this decrease to the following factors:

•	An increase in the cost of grain of 13% in the first quarter and 28% in the second quarter of fiscal year 2008, as compared to the same respective periods of fiscal 2007;

•

Property taxes applicable to additions to the Company’s asset base beginning in the second half of fiscal 2006 increased 98% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007;

•	A research and development project commencing in October 2007 and scheduled to conclude in June 2008 with related expense for the six months ended March 31, 2008 of $638,545; and

•	A decrease in the price received for our ethanol sold of 15.1% in the first quarter and 7% in the second quarter of fiscal year 2008, as compared to the same respective periods in fiscal 2007.

Revenue.  Revenue for the three months ended March 31, 2008 decreased 2% from the comparable period of fiscal 2007.  This decrease is attributable to a decrease in the price received for our ethanol; however, this decrease was tempered some what by a 5.5% increase in production of ethanol.  As a result of this increased production, we sold 3.6% more ethanol in the second quarter of fiscal 2008 than the comparable period of fiscal 2007.

Revenue for the six months ended March 31, 2008 decreased 7.9% as compared to fiscal 2007.  This decrease is attributable to lower market prices for ethanol.  We sold 2.9% more ethanol and produced 2.1% more ethanol during the six month period ended March 31, 2008 than the comparable period of 2007, partially offsetting the decline in the price.

As a result of an ongoing research and development project, we anticipate an additional increase in our future ethanol production.  Our current permit with the Kansas Department of Health and Environment allows us to produce up to 50.2 million gallons of anhydrous ethanol in any consecutive 12 month period.  While we have historically produced substantially less anhydrous ethanol than the maximum permitted amount, we anticipate having the capabilities to potentially reach this level of production.  This flexibility in production will allow the company to partially offset lower profit margins experienced recently with increased volume of ethanol and related co-products.  However, due to higher commodity prices, especially corn and milo, we expect that profits will be curtailed in the future compared to fiscal 2007.

The anticipation of increased supply by the petroleum industry has led to slow forward sales of ethanol.  We continue to see the market hesitant to make any long term contract obligations until the supply situation is clearly defined.  However, approximately 95% of our estimated production has been contracted through our third quarter of fiscal 2008.

Cost of Goods Sold.  Our cost of goods sold as a percentage of revenue for the three months ended March 31, 2008 totaled 87.4%.  This compares to cost of goods sold during the same period of fiscal 2007 of 71.1%.

Our cost of goods sold as a percentage of revenue for the six months ended March 31, 2008 totaled 87.7% compared to cost of goods sold during the same period of fiscal 2007 of 69.9%.  During the six months ended March 31, 2008, we converted $1,184,628 of unrealized hedge losses to realized hedge losses, contributing to our costs of goods sold.

The increase in cost of goods sold as a percentage of revenue during the first two quarters of fiscal 2008 is primarily attributable to the increased cost of grain, and to a lesser extent, our hedging activities.

Our grain contracts through the end of fiscal 2008 will reflect an approximate 16% increase in cost as compared to the average grain cost at March 31, 2007.  This increase in cost is primarily due to an increase in anticipated corn demand moving forward as a result of global weather and other grain production challenges as well as speculation from commodity investors.

Our contract for natural gas for the first six months of fiscal 2008 was 21% less than it was for 2007 due to timely hedging strategies and a relatively stable gas market for the first six months of fiscal 2008.  During the first quarter of fiscal 2008, natural gas (net of hedging activities) represented approximately 6.1% of our cost of goods sold as compared to 10.9% for fiscal 2007.  In the second quarter of fiscal 2008, this ratio declined slightly to 7.2%, as compared to 8.9%, for the second quarter of fiscal 2007.  Energy hedge gains realized for the three and six month periods ended March 31, 2008 were $106,270 and $100,060, respectively, as compared to realized losses of $206,360 and $826,335 for the same periods of fiscal 2007.

General and Administrative Expenses.  General and administrative expenses decreased 7.8% for the second quarter of fiscal 2008 compared to second quarter of fiscal 2007, while decreasing 26.4% for the six months ended March 31, 2008 from the comparable period of fiscal 2007.  The two most significant components related to the decrease in administrative expenses are legal and other professional fees associated with a potential sale of the Company incurred in fiscal 2007 which were not repeated in fiscal 2008, and a reduction in compensation expenses in fiscal 2008.

Depreciation.  Depreciation during the three month period ended March 31, 2008 increased 8.2% from the comparable period of fiscal 2007, reflecting the additional depreciation related to the purchase of the grain storage facility.  Depreciation during the six months ended March 31, 2008 increased 7.9% from comparable periods of fiscal 2007, also reflects additional depreciation expense associated with the grain storage facility acquisition in October 2006.

Other Income (Expense).  The information below summarizes the significant increases (decreases) in items of other income and expense for the three and six month periods ending March 31, 2008 as compared to the same periods ending March 31, 2007:

	Increase (Decrease) for the Periods Ended March 31, 2008 Compared to March 31, 2007
	3 Months	6 Months
Income from grants and subsidies	$885,063	$885,063
Interest income	(7,073)	(36,818)
Interest expense	40,191	35,871
Other income expense	(66)	(2,352)

The increase in income from grants and subsidies for the three and six month periods ended March 31, 2008 is attributable to the Company’s eligibility to receive payments from the Kansas State Production Incentive Program in the second quarter of fiscal 2008 which were not available until the third quarter of fiscal 2007.

The decrease in interest income for the three and six months ended March 31, 2008 reflects a reduced average cash balance on deposit as compared to related periods in fiscal 2008.

Interest expense increased for the three and six month periods ended March 31, 2008, primarily due to a increase in the average outstanding balance of the Company’s line of credit used to fund member distributions, additions to plant and equipment, and margin calls related to grain hedge activities.

The decrease in other income and expense during the three and six months ended March 31, 2008, as compared to the related periods of fiscal 2007 is primarily due to a minor reduction in cash rent received from farming leases.

During the three months ended March 31, 2008, we reported $3,418,160, of unrealized losses on hedging contracts as compared to unrealized losses of $2,124,920 for the same period in fiscal 2007.  During the six months ended March 31, 2008, we reported $4,246,680, of unrealized losses on hedging contracts as compared to unrealized losses of $2,237,300 for the same periods in fiscal 2007.  These unrealized losses would be converted to realized losses if the contracts were closed as of the date of the Balance Sheet, March 31, 2008.  However, we are unable to predict how much, if any, of these losses will be realized when the contracts are closed in the future.  The increase in unrealized losses for the first three and six months of 2008 compared to 2007 were the result of unprecedented volatility occurring in the commodities markets during the current fiscal year.  As a result, our comprehensive income during fiscal 2008 decreased compared to the same periods of fiscal 2007.

Liquidity and Capital Resources

Overview.  The following table highlights certain information relating to our liquidity and capital resources at March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
Working Capital	$3,827,760	$7,413,269
Current Assets	13,907,807	11,486,108
Current Liabilities	10,080,049	4,072,839
Long-term Debt	2,706	9,021
Members’ Equity	28,017,889	33,705,018

Our working capital at March 31, 2008 decreased 48.4% from year-end September 30, 2007.  This decrease is primarily attributable to a reduction in profit margin, Member Distributions and grain related contract margin calls paid during this fiscal year.  Our current ratio, representing current assets divided by current liabilities, was 1.40:1 at March 31, 2008, compared to 2.82:1 at September 30, 2007.

Working Capital.  Current assets increased 21.1% from fiscal year end September 30, 2007 to March 31, 2008.  The increase during the six months of fiscal 2008 is primarily due to an 86.8% increase in accounts receivable and a 15.3% increase in inventory values.  The significant increase in accounts receivable is attributable to several factors, including higher prices for ethanol and distillers grain, an adjustment in the billing cycle related to the day on which the quarter ended, and an increase in the amount earned through the Kansas State Production Incentive Program.  Inventory values increased primarily due to the increase in the cost of grain.  The increase was somewhat offset by a reduction in cash and values of commodity contracts.  Current liabilities increased 147.5% primarily due to an increase of $4,500,000 drawn from our line of credit and an increase in grain payables from September 30, 2007 to March 31, 2008.

We maintain a line of credit to finance short-term working capital requirements in the amount of $8,000,000.  At September 30, 2007, the outstanding balance on this line of credit was $900,000 and at March 31, 2008 the balance was $5,400,000.  Our borrowing on this line of credit increased in order to help manage increased operating expenses, which were driven primarily by higher grain prices.

Cash Flow.  Cash generated by operating activities during the six months ended March 31, 2008 was $4,621,499, compared to $10,602,934 generated during the comparable period ended March 31, 2007.  This reduction was primarily attributable to a decrease in net income and conversion of unrealized losses on hedging activities to realized losses.

The amount of cash used in investing activities decreased modestly during the six months ended March 31, 2008 compared to the same period of fiscal 2007, from $5,828,309 to $5,128,842.  This reduction was primarily due to a decrease in investment in property, plant and equipment; however, it was partially offset by an increase in margin calls for grain contracts.

Investment in commodity accounts, net of withdrawals, for the six months ended March 31, 2008 was $4,062,829, compared to $2,510,839 in the comparable period of fiscal 2007.  The dramatic increase in cash used in investing activities is a consequence of the volatility occurring in the commodities markets during the current fiscal year.

The amount of cash generated from financing activities increased dramatically during the six months ended March 31, 2008, as compared to the related period in fiscal 2007.  The primary contributing factors in this increase are the reduction in distributions to members and the increase in proceeds from our line of credit during fiscal 2008.  However, our repurchase of membership units from a member for $700,000 tempered the increase in cash provided by financing activities.

Distributions to members for the six months ended March 31, 2008, were $3,461,000, as compared to $20,400,000 in the related period for fiscal 2007.  This decrease reflects the decline in net income in the current fiscal year as compared to fiscal 2007.

Proceeds from our line of credit, net of payments, generated $4,469,685 for the first six months of fiscal year 2008, as compared to $970,587 for the six months in fiscal year 2007.  The proceeds from our line of credit were primarily used to pay margin calls related to grain hedge activities.

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

•	Statements concerning the benefits that we expect will result from our business activities , such as increased revenues, decreased expenses and avoided expenses and expenditures; and

•	Statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

A few of the uncertainties that could affect the accuracy of forward-looking statements, in addition to the specific “Risk Factors” identified in our Annual Report on Form 10-K and other filings with the SEC, include:

a)	The state of the United States economy and how it affects the desire for automobile travel;

b)	The relative price of gasoline and other competing fuels;

c)	Changes in government regulations for air and water quality or subsidies for production of ethanol and other fossil fuel alternatives;

d)	Technological advances in the process for producing ethanol;

e)	Drought and other environmental conditions;

f)	Changes in our business plan; and

g)	Volatility in the commodities market.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates.  Exposure to interest rate risk results from holding a revolving promissory note which bears variable interest rates.  Specifically, we have $5,400,000 outstanding in variable-rate debt as of March 31, 2008.

We have not entered into any hedging transactions in connection with our notes, although we may consider such an arrangement in the future if appropriate.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our comprehensive income, and to our cost of goods sold when positions are closed.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain and natural gas would produce an increase in the fair value of our derivative instruments equal to approximately $657,865 based on our positions at March 31, 2008.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of March 31, 2008, the fair value of our derivative instruments for grain is a contra-asset in the amount of $6,578,650.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected grain usage is approximately 18 million bushels per year for the production of 48.6 million gallons of ethanol.  We have price protection for approximately 50% of our expected grain usage for fiscal year ended September 30, 2008 using CBOT futures and options and cash grain purchases.  As we move forward, additional protection may be necessary.  As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2009.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 18% of our natural gas needs through September 2008.

At the time we purchased price protection for natural gas, the market was experiencing a lower level of price uncertainty as compared to the previous fiscal year.  Due to reduced volatility of the current natural gas market, we have targeted specific price points to forward contract our natural gas requirements.  We have purchased derivative instruments on a portion of our requirements to allow us to benefit in the event natural gas prices increase.  While energy sector prices have witnessed recent increases, and natural gas, as a portion of the total energy market, has responded with higher prices to be cost competitive with its alternatives, the energy sector  remains below previous year levels.  In the future, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk.  The table presents the fair value of our derivative instruments as of March 31, 2008 and March 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.  The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date.  The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change - Market Risk
March 31, 2008	$(6,578,650)	$657,865
March 31, 2007	$(2,237,300)	$223,730

We are also exposed to market risk from changes in ethanol prices.  These price fluctuations are minimized in part by advanced contract pricing of our ethanol, which is designed to establish a price floor for our ethanol sales.  Currently, we have entered into priced contracts for approximately 95% of our anticipated ethanol production through the third fiscal quarter of 2008 and 15% of the fourth quarter of our fiscal year ending September 30, 2008, and a small portion of our anticipated production for the first quarter of fiscal 2009.  We may continue to sell ethanol using advanced contract pricing into fiscal 2009 to attempt to further reduce the Company’s risk related to price decreases.  While this strategy minimizes the risk associated with downward price fluctuations of ethanol, it may also prevent us from realizing the full benefit of upward price movements.  Although using priced contracts makes our revenue more predictable, we cannot predict the extent to which other factors such as inflation, government regulation or changing prices may affect our financial performance.

Item 4.  Controls and Procedures

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           There were no changes in  our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of members on March 25, 2008.  At the meeting, the members elected two of the three nominees for election to the Board of Managers by the holders of Class A Capital Units, as well as the nominee for election to the Board of Managers by the holders of Class B and C Capital Units.  The members also ratified the appointment of Sark Winter Schenkein & Co., LLP as the Company’s independent auditors.

Election results for the managers elected by the holders of Class A Capital Units are as follows:

Name of Nominee	Votes For	Votes Withheld
Brian Baalman	176	0
David Mann	156	0
Brent Rogers	89	0

Election results for the manager elected by the holders of the Class B and Class C Capital Units are as follows:

Name of Nominee	Votes For	Votes Withheld
Ron Blaesi	979	0

Election results for the ratification of appointment of independent auditors are as follows:

	For	Against	Abstain
Class A members	190	3	21
Class B and C members	963	0	15

Item 6.  Exhibits

(a)  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve McNinch.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard Sterrett.

32	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve McNinch and Richard Sterrett.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN PLAINS ENERGY, L.L.C.

/s/ Steve McNinch
Dated: May 14, 2008	Steve McNinch Chief Executive Officer/General Manager

/s/ Richard Sterrett
Dated: May 14, 2008	Richard Sterrett, Principal Financial Officer