Form 10-Q
period 2008-06-30
WESTERN PLAINS ENERGY LLC
filed 2008-08-18
CIK 1161049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

As of August 14, 2008, 16,002 Class A Capital Units, 12,068 Class B Capital Units and 350 Class C Capital Units of the registrant were outstanding.

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

WESTERN PLAINS ENERGY, L.L.C.

BALANCE SHEETS

	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$604,762	$625,511
Accounts receivable	7,154,638	3,219,078
Accounts receivable - government subsidies	1,125,000	246,889
Inventory	7,933,736	5,003,137
Prepaid expense	193,565	203,215
Commodities trading accounts - futures and options contracts	1,906,901	2,188,278
Total current assets	18,918,602	11,486,108

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	1,148,567	766,586
Water rights	340,408	340,408
Manufacturing equipment	38,563,798	38,282,030
Buildings	2,883,324	1,679,925
Vehicles	490,599	490,599
Office equipment, furniture, fixtures	178,640	174,803
Grain handling and other equipment	3,573,802	1,183,763
Spare parts	478,022	402,693
Construction-in-progress	296,154	3,488,767
	48,655,186	47,511,446
Less: Accumulated depreciation	(26,448,297)	(21,712,858)
	22,206,889	25,798,588

OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Loan origination fees, net	205,082	230,363
Financing fees, net	168,936	173,985
Deposits	97,834	97,834
	32,471,852	32,502,182

TOTAL ASSETS	$73,597,343	$69,786,878

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$10,345,736	$3,121,270
Accrued interest	2,455	8,582
Accrued expenses and liabilities	65,750	8,162
Current portion of long term debt	10,825	934,825
Total current liabilities	10,424,766	4,072,839

LONG TERM DEBT	—	9,021

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 16,002 issued	10,910,140	10,910,140
Class B Capital Units, 12,068 issued	7,940,895	8,640,895
Class C Capital Units, 350 issued	250,000	250,000
Membership distributions	(69,189,800)	(65,728,800)
Accumulated comprehensive (loss)	(5,080,620)	(2,331,970)
Retained earnings	86,341,962	81,694,753
Total members’ equity	31,172,577	33,705,018

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$73,597,343	$69,786,878

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007

REVENUE	$33,824,907	$28,550,934	$85,422,071	$84,575,096
COST OF SALES	30,119,263	23,016,213	75,354,894	62,156,668
GROSS PROFIT	3,705,644	5,534,721	10,067,177	22,418,428

EXPENSES
General and administrative expenses	656,634	522,610	1,968,652	2,305,727
Depreciation expense	1,581,714	1,468,243	4,735,439	4,389,969
Amortization expense	10,110	10,110	30,330	30,330
Total expenses	2,248,458	2,000,963	6,734,421	6,726,026

Income from operations	1,457,186	3,533,758	3,332,756	15,692,402

Other income (expense)
Interest expense	(41,639)	(35,819)	(106,419)	(64,728)
Interest from Industrial Development Revenue Bonds	280,000	280,000	840,000	840,000
Plant lease expense	(280,000)	(280,000)	(840,000)	(840,000)
Bioenergy incentive program income	239,937	702,000	1,125,000	702,000
Interest income	1,174	3,241	17,065	55,950
Other income (expense)	—	—	8,807	11,159

Total other income (expense)	199,472	669,422	1,044,453	704,381

NET INCOME	$1,656,658	$4,203,180	$4,377,209	$16,396,783

Other comprehensive income
Unrealized gains (loss) on grain hedging contracts	1,498,030	(244,655)	(2,748,650)	(2,386,662)

COMPREHENSIVE INCOME	$3,154,688	$3,958,525	$1,628,559	$14,010,121

NET INCOME PER UNIT BASIC AND DILUTED	$58.29	$147.90	$154.02	$574.12

WEIGHTED AVERAGE UNITS OUTSTANDING BASIC AND DILUTED	28,420	28,420	28,420	28,560

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
OPERATING ACTIVITIES
Net income	$4,377,209	$16,396,783
Depreciation	4,735,439	4,389,969
Amortization	30,330	30,330
Conversion of unrealized gains (losses) on Grain hedging contracts to realized gains (losses)	1,307,063	1,246,572
Changes in assets and liabilities:
Accounts receivable	(3,935,560)	396,181
Accounts receivable-Government Subsidies	(878,111)	(479,936)
Inventory	(2,930,599)	(6,371,676)
Prepaid expenses	9,650	(188,886)
Accounts payable and accrued expenses	7,282,054	1,865,745
Accrued interest	(6,127)	8,015

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,991,348	17,293,097

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,143,740)	(4,058,818)
Investment in commodities trading accounts	(17,725,007)	(13,748,502)
Withdrawals from commodities accounts	13,950,670	8,846,000

NET CASH (USED IN) INVESTING ACTIVITIES	(4,918,077)	(8,961,320)

FINANCING ACTIVITIES
Member distributions	(3,461,000)	(24,480,000)
Proceeds from notes payable and line of credit	13,800,000	13,950,000
Payments on notes payable and line of credit	(14,733,021)	(11,781,217)
Acquisition of membership units	(700,000)	—

NET CASH (USED IN) FINANCING ACTIVITIES	(5,094,021)	(22,311,217)

NET (DECREASE) IN CASH	(20,749)	(13,979,440)

CASH - BEGINNING OF PERIOD	625,511	14,990,238

CASH - END OF PERIOD	$604,762	$1,010,798

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
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

The results of operations for the three and nine month periods ended June 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full fiscal year.  For further information, refer to the audited financial statements of the Company as of and for the year ended September 30, 2007 including notes thereto, included in the Company’s Form 10-K.

Certain amounts from the June 30, 2007 financial statements have been reclassified to conform to current period presentation.

(2)           Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.  Inventory consists principally of raw material, work-in-process and finished goods.

June 30, 2008
Raw materials	$5,222,559
Work-in-process	1,620,556
Finished goods	1,090,621
$7,933,736

(3)           Investments

Commodities trading accounts — futures and options contracts

The Company attempts to minimize the effects of changes in the prices of agricultural commodities by using exchange-traded futures and options contracts to minimize net positions in these contracts.  The Company accounts for changes in market value on exchange-traded futures and option contracts at exchange values and accounts for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area.  Changes in the market value of all these contracts are recognized in operations as a component of cost of sales.   Unrealized losses in open contracts are recognized as a component of comprehensive income or loss. In the three months ended June 30, 2008, unrealized gains were $1,498,030 compared to unrealized losses of $244,655 for the comparable period ended June 30, 2007. In the nine months ended June 30, 2008, unrealized losses were $2,748,650 as compared to unrealized losses of $2,386,662 in the comparable period ended June 30, 2007.

(4)           Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest amounts since they offset; however, they are recorded for accounting purposes.  Both the bond and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the nine month period ended June 30, 2008 was $840,000.  This amount is equal to the lease expense of the plant.

(5)           Distribution to Members

During the nine month period ended June 30, 2008, the Company made cash distributions to its members aggregating $3,461,000 in accordance with the terms of its Operating Agreement.

(6)           Acquisitions

On December 22, 2005, the Company purchased for $96,000, 80 acres of land adjacent to land which it currently owned, including 95 acre feet of water rights and assumed a railroad lease with Union Pacific Railroad (“Union Pacific”). The terms of the purchase agreement were $24,000 down and three equal annual payments of $24,000 payable January 2006, 2007, and 2008 with interest accruing at the rate of 6% per annum commencing January 31, 2006. Payments have been made in accordance with these terms and the final payment of $24,000 was paid January 4, 2008.

(7)           Plant and Equipment

In September 2006, the Company entered into a contract to construct two 250,000 bushel grain bins, two hammer mills, and all the required conveyance equipment to connect the storage facility to the ethanol plant. The contract price was $2,961,105. During the construction period, the Company incurred change orders and related upgrades totaling $620,060. All pay requests have been made prior to June 30, 2008, including the final contract payment of $123,145.

(8)           Subsequent Events

Based on the Company’s financial results for the quarter ended June 30, 2008, the Board of Managers declared a Member distribution equal to $50 per unit totaling $1,421,000. This distribution was paid August 11, 2008 to members of record on August 1, 2008 in accordance with the Company’s Credit Agreement with AgCountry Farm Credit Services, FLCA, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following narrative describes the financial condition of Western Plains Energy, L.L.C. (“we”, “our” or the “Company”) at June 30, 2008 and compares it to our financial condition at fiscal year end September 30, 2007.  It also discusses our results of operations for the three month period ended June 30, 2008, which we refer to as the third quarter of fiscal 2008, and the first nine months of fiscal 2008, respectively, and compares those results to the comparable periods ended June 30, 2007.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2007, including the audited financial statements and notes included therein.  The financial statements included in this report, including our balance sheet at June 30, 2008, the statements of income for the three and nine months ended June 30, 2008 and 2007 and our statements of cash flows for the nine months ended June 30, 2008 and 2007 are unaudited.

Results of Operations

Overview.  The following table highlights certain of our operating results for the third quarter and the first nine months of fiscal 2008 and the comparable periods of fiscal 2007:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenue	$33,824,907	$28,550,934	$85,422,071	$84,575,096
Income from operations	1,457,186	3,533,758	3,332,756	15,692,402
Other income	199,472	669,422	1,044,453	704,381
Net income	1,656,658	4,203,180	4,377,209	16,396,783
Comprehensive income	3,154,688	3,958,525	1,628,559	14,010,121
Net income per unit	$58	$148	$154	$574

Our income from operations decreased significantly for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 as well as for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, primarily as a result of a dramatic increase in the cost of grain prevailing during fiscal 2008.  For the third quarter of fiscal 2008, we reported net income of $1,656,658 on revenue of $33,824,907 as compared to net income of $4,203,180 on revenue of $28,550,934 for the same period in fiscal 2007. Gross profit for the third quarter of fiscal 2008 was $3,705,644, compared to $5,534,721 for the same period in fiscal 2007. Gross profit was 11.0% of revenue for the third quarter of fiscal 2008, as compared to 19.4% for the same period in fiscal 2007.

For the first nine months of fiscal 2008, we reported net income of $4,377,209 on revenue of $85,422,071 as compared to net income of $16,396,783 on revenue of $84,575,096 for the same period in fiscal 2007. The gross profit for the first nine months of fiscal 2008 was $10,067,177 compared to $22,418,428 for the same period in fiscal 2007. Gross profit was 11.8% of revenue for the nine months ended June 30, 2008, compared to 26.5% for the same period in fiscal 2007.

The Company, as well as the entire grain based bio-fuel industry, has been faced with near record high grain prices during fiscal 2008, which radically reduced profit margins.  Unfortunately, we generally cannot pass these cost increases on to our customers, as the sales price of ethanol is dictated by the market.  As we continue to grapple with volatile commodities’ markets, it is impossible to predict with any certainty the extent to which our future business operations will be impacted.  Future increases in grain and natural gas prices will likely reduce our profitability.  Fortunately, we enjoy a low debt ratio, which positions us in a more favorable financial position than many other facilities.

Net income. Net income for the third quarter of fiscal 2008 decreased $2,546,522 or 60.6% from the comparable period of fiscal 2007. Net income for the first nine months of fiscal 2008 decreased $12,019,574 or 73.3% from the comparable period of fiscal 2007. The primary factor attributing to this reduction was the high volatility and the near record high prices for corn experienced during fiscal 2008.

Although the cost of grain has been significantly higher in fiscal 2008 compared to fiscal 2007, the decline in net income during the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 was tempered somewhat by a 4.0% increase in the amount of ethanol sold and a 7.2% increase in the amount of distillers grain sold .

Revenue. Revenue for the third quarter of fiscal 2008 increased 18.5% from the comparable period of fiscal 2007. This increase is attributable to an increase in ethanol sales as a result of our increased ethanol production and higher market prices for ethanol.  The number of gallons of ethanol we produced during the third quarter of fiscal 2008 increased 5.8% compared to the same quarter of fiscal 2007 due to technological improvements made to the plant during fiscal 2008.  Additionally, sales of wet and dry distillers grains during the third quarter of fiscal 2008 increased 17.5% compared to the same period of fiscal 2007.

Revenue for the first nine months of fiscal 2008 increased 1.0% compared to the same period of fiscal 2007.  Decreased revenue in the first two quarters of fiscal 2008 compared to the same period in 2007 was offset by an increase in revenue in the third quarter of this year compared to the same period in 2007.  The increase in the third quarter of this year, in turn, is attributable to higher market prices of ethanol and an increase in the amount of ethanol that we produced and sold.  While we expect that our production of ethanol will be generally consistent for the foreseeable future, we have no way to predict the price for ethanol.  We have expected that ethanol prices would rise due to increases in the price of petroleum gasoline; however, to date, we have not seen a substantial increase.

The anticipation of an increased supply of ethanol by the petroleum industry has led to reduced demand for future sales of ethanol. We continue to see the market hesitant to make any long term contract obligations until the supply situation is less ambiguous.  Roughly 80% of our estimated production has been contracted through our fourth quarter of fiscal 2008.  To the extent that our hedging strategy for ethanol proves inaccurate in any material respect, our future revenue could be adversely affected.  Hedging strategies become more difficult to employ the farther into the future we attempt to mitigate our market risk for ethanol prices.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenue for the third quarter of fiscal 2008 totaled 89.0%. This compares to cost of goods sold during the same period of fiscal 2007 of 80.6%.  Our cost of goods sold as a percentage of revenue for the first nine months of fiscal 2008 totaled 88.2% compared to 73.5% during the same period of fiscal 2007.

The increase in cost of goods sold as a percentage of revenue during the first three quarters of fiscal 2008 is primarily attributable to the increased cost of grain as well as an ongoing research and development project occurring during fiscal 2008 related to process technology in the plant.  A rise in the demand for grain, in part from the expanding ethanol industry, has put upward pressure on grain prices.  During the first three quarters of fiscal 2008, cornmodity prices were at or above 10 year highs. U.S. farmers planted a record 87.3 million acres of corn in 2008. However, planting delays coupled with weather uncertainty may lead to higher market volatility until the crop size can be more precisely estimated. We anticipate that our grain cost will be slightly higher in the fourth quarter of fiscal 2008 compared to the third quarter of fiscal 2008 primarily as a result of our previous grain hedging activities, which tend to be reflected though costs of goods sold in subsequent fiscal quarters.  We believe that we may also be able to temper higher future grain costs by the utilization of stored grain we acquire during times when market prices are declining.

During the third quarter of fiscal 2008, natural gas expenses (net of hedging activities) increased approximately 45.5% as compared to the same period of fiscal 2007. For the first nine months of fiscal 2008, natural gas expenses (net of hedging activities) increased 1.8% compared to fiscal 2007.  Energy hedge losses realized for the third quarter and first nine months of fiscal 2008 were $150,900 and $50,840, respectively, as compared to realized losses of $396,553 and $1,222,887 for the same periods of fiscal 2007. Natural gas prices have increased proportionally with the increase in petroleum products during fiscal 2008, which was tempered for the first two quarters by the Company’s advanced contracts during that period. We have utilized swap contracts for natural gas to fix the price for approximately 67% of our estimated gas requirements for the balance of fiscal 2008 and 33% of first quarter fiscal 2009.

General and Administrative Expenses. General and administrative expenses increased 25.7% for the third quarter of fiscal 2008 compared to third quarter of fiscal 2007 while decreasing 14.6% for the first nine months of fiscal 2008 from the comparable period of fiscal 2007.  The net increase for the third quarter is attributable to property taxes associated with additions to and an increase in the assessed value of the plant, as well as an increase in insurance expenses.  The decrease for the first nine months of fiscal 2008, as compared to the first nine months of fiscal 2007, is primarily due to a reduction in compensation expenses of 23.6% and a 61.6% reduction in professional fees which were related to the investigation of a potential merger or acquisition transaction during fiscal 2007 and which did not repeat in fiscal 2008.

Depreciation. Depreciation during the third quarter of fiscal 2008 increased 7.7% from the comparable period of fiscal 2007, reflecting the purchase of the grain storage facility and other assets in fiscal 2007.  Depreciation during the first nine months of fiscal 2008 increased 7.9% from comparable period of fiscal 2007 because of additional depreciation expense associated with the grain storage facility acquisition in October 2006, and other depreciable assets acquired during fiscal 2008.

Overall, total expenses increased 12.4% in the third quarter and 0.1% for the nine months of fiscal 2008 to the comparable periods of 2007, primarily due to the increase in depreciation expenses.

Other Income (Expense).  The information below summarizes the significant increases (decreases) in items of other income and expense for the third quarter and first nine months of fiscal 2008 as compared to the same periods of fiscal 2007:

	Increase (Decrease) for the Periods Ended June 30, 2008 Compared to June 30, 2007
	3 Months	9 Months
Income from grants and subsidies	$(462,063)	$423,000
Interest income	(2,067)	(38,885)
Interest expense	5,820	41,691
Other income/expense	0	(2,352)

Income derived from the Kansas State Ethanol Production Incentive Program decreased in the third quarter of fiscal 2008 by 65.8% and increased 60.3% for the first nine months of fiscal 2008 from the comparable periods in fiscal 2007. This fluctuation occurs due to the program’s rules applicable to quarterly qualifications for the program benefits.

Interest income decreased for the third quarter and first nine months of fiscal 2008 because of smaller average cash balances on deposit as compared to fiscal 2007.  Interest expense increased for the first nine months of fiscal 2008 when compared to the same period of fiscal 2007, primarily due to an increase in the cost of grain and related margin calls reflecting the volatility occurring in the commodities market during fiscal 2008.

Other income decreased 21.1% during the first nine months of fiscal 2008, when compared to the related period of fiscal 2007 reflecting a reduction in farming related leases.

Gain (Loss) on Hedging Activities.  During the third quarter of fiscal 2008, we reported $1,498,030 of unrealized gains on hedging contracts as compared to unrealized losses of $244,655 for the same period in fiscal 2007.  During the first nine months of fiscal 2008, we reported $2,748,650 of unrealized losses on hedging contracts as compared to unrealized losses of $2,386,662 for the same period in fiscal 2007.  Comprehensive income for the third quarter of fiscal 2008 decreased 20.3% from the same period of fiscal 2007.  This decrease is mainly due to the increase in the cost of grain incurred during fiscal 2008. These unrealized gains or losses will eventually flow through to costs of good sold when the contracts are closed out.  Present market conditions are creating a situation where the unrealized losses on our hedging contracts are being tempered by falling grain prices.  Thus, we are generally expecting a reduction in costs that we will actually recognize when the hedging contracts are closed, as compared to the costs that we would have incurred had we not utilized the hedging activities, since we expect the price of grain to continue to decrease for the next six months.

Liquidity and Capital Resources

Overview.  The following table highlights certain information relating to our liquidity and capital resources at June 30, 2008 and September 30, 2007:

	June 30, 2008	September 30, 2007
Working Capital	$8,493,836	$7,413,269
Current Assets	18,918,602	11,486,108
Current Liabilities	10,424,766	4,072,839
Long-term Debt	0	9,021
Members’ Equity	31,172,577	33,705,018

Our working capital at June 30, 2008 increased 14.6% from year-end September 30, 2007. This increase is primarily attributable to the increased value of grain inventory and accounts receivable. There was also a reduction in current portion of long term debt. These factors were tempered by an increase in accounts payable related to grain purchases due to a one week deferral in paying for these purchases which was initiated during the third quarter of fiscal 2008 and an accounting reclassification of bank overdrafts to accounts payable.

Working Capital. Current assets increased 64.7% from fiscal year end September 30, 2007 to June 30, 2008. The increase during the first nine months of fiscal 2008 is due to an increase in accounts receivable of $4,813,671 and an increase in inventory of $2,930,599. Current liabilities increased $6,351,927 primarily due to an increase in accounts payable for grain and natural gas purchased, as well as reclassification of a bank overdraft in the amount of $3,018,718 to accounts payable.  We believe our cash flow in the foreseeable future will be sufficient to satisfy these obligations without compromising other working capital needs. During the second quarter of fiscal 2007, the Company requested and its lender approved an increase of its line of credit to $8,000,000.  There was no outstanding balance on the line of credit at June 30, 2008.

Cash Flow.  Cash generated from operating activities during the first nine months of fiscal 2008 was $9,991,348, a decrease of 42.2% from the same period of fiscal 2007.  The decrease is primarily due to a decrease in net income and an increase in accounts receivable and inventory values as compared to the first nine months of fiscal 2007, tempered by an increase in accounts payable and depreciation. Our inventory increased 58.6% from September 30, 2007 to June 30, 2008, reflecting substantially higher grain prices and increased grain on hand due to additional storage provided by the grain storage facility we purchased as well as the construction of two new storage bins.  The additional storage provides the Company with the latitude to purchase grain at more favorable prices when the opportunity arises. The ability to store a significant amount of grain will be especially important during harvest time when grain prices are traditionally at seasonal lows.

The amount of cash used in investing activities decreased significantly during the first nine months of fiscal 2008 compared to the same period of fiscal 2007, primarily due to purchase of property and equipment occurring in fiscal 2007 which was $2,915,078 more than fiscal 2008, and a decrease in net investments in commodity markets in fiscal 2008 as compared to fiscal 2007. We purchased a grain elevator adjacent to our plant for $1,200,000 during the first quarter of fiscal 2007, and had work in progress for the grain bins and related infrastructure for our new storage facilities in the amount of $2,858,818 during the first three quarters of fiscal 2007.  Investment in commodity accounts, net of withdrawals, for the first nine months of fiscal 2008 was $3,774,337, as compared to $4,902,502 during the comparable period of fiscal 2007.

Cash used in financing activities decreased dramatically during the first nine months of fiscal 2008 compared to the same period of fiscal 2007. The primary factor contributing to this decrease was the reduction in distributions paid to members during fiscal 2008 as compared to fiscal 2007.  Member distributions totaled $3,461,000 during the nine months ended June 30, 2008, as compared to $24,480,000 during the nine months ended June 30, 2007, reflecting the decrease in cash flow from operations in fiscal 2008.

During the nine months ended June 30, 2008, we paid down our notes payable and the line of credit by $933,021 compared to receiving net proceeds of $2,168,783 from notes payable and the line of credit during the same period of fiscal 2007.  This decrease in cash used in financing activities was partially tempered by the Company’s acquisition of outstanding membership units for $700,000 during fiscal 2008.

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

c.             Commodity prices;

d.             Changes in government regulations for air and water quality or subsidies for production of ethanol and other fossil fuel alternatives;

e.             Technological advances in the process for producing ethanol;

f.              Drought and other environmental conditions; and

g.             Changes in our business plan.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears a variable interest rate.  At June 30, 2008, this line of credit was paid in full; however, it is likely the Company will continue to draw on this line of credit as the financial needs arise.

We have not entered into any hedging transactions in connection with our note, although we may consider such an arrangement in the future if appropriate.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process and our dependence on the sale of ethanol for a majority of our revenue.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain would produce an increase in the fair value of our derivative instruments equal to approximately $508,062 based on our positions at June 30, 2008.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of June 30, 2008, the fair value of our derivative instruments for grain is a contra-asset in the amount of $(5,080,620).  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

We estimate that our expected grain usage will be approximately 17,200,000 bushels per year for the production of 46,500,000 gallons of ethanol.  We have price protection for approximately 95% of our expected grain usage for the fiscal year ending September 30, 2008 using fixed price contracts, and CBOT futures and options.  As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Additional price protection may be required to solidify our margins into fiscal year 2009.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 67% of our natural gas needs through September 30, 2008.  The forward contracts provide relatively flat gas prices for the fourth quarter of fiscal 2008 as compared to the third quarter of fiscal 2008.

At the time we purchased price protection for natural gas, the market was experiencing a high level of price uncertainty as compared to previous years.  Due to increased volatility of the current natural gas market, we have targeted specific price points to forward contract our natural gas requirements.  We have purchased derivative instruments on a portion of our requirements to allow us to benefit in the event natural gas prices increase.  In the future, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of June 30, 2008 and June 30, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
June 30, 2008	$1,906,901	$190,690
June 30, 2007	1,465,861	146,586

The Company is also exposed to market risk from changes in ethanol prices.  These price fluctuations are minimized in part by advanced contract pricing of our ethanol, which is designated to establish a price floor for our ethanol sales.  Currently, we have entered into priced contracts for approximately 88% of our anticipated ethanol production through the fourth quarter of fiscal 2008.  The Company may continue to sell ethanol using contract pricing into fiscal 2009 to attempt to further reduce our risk related to price decreases.  While this strategy minimizes the risk associated with downward price fluctuations of ethanol, it may also prevent us from realizing the full benefit of upward price movements.  Although using priced contracts makes our revenue more predictable, we cannot predict the extent to which other factors such as inflation, government regulation or changing prices may affect our financial performance.

Item 4.  Controls and Procedures

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including the Chief Executive Officer and Chief Accounting Officer to allow timely decisions regarding required disclosure.  As of June 30, 2008, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that our disclosure controls and procedures were effective.

(b)           There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

WESTERN PLAINS ENERGY, L.L.C.

Date: August 18, 2008	By:	/s/ Steve McNinch

Steve McNinch

Chief Executive Officer

Date: August 18, 2008	By:	/s/ Curt Sheldon

Curt Sheldon

Chief Accounting Officer