Form 10-K
period 2008-09-30
WESTERN PLAINS ENERGY LLC
filed 2008-12-24
CIK 1161049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

The aggregate market value of the capital units held by non-affiliates of the registrant as of March 31, 2008, was $44,870,000, computed by reference to the price at which membership units were last sold prior to that date.  There is no established public trading market for the registrant’s securities.

As of December 24, 2008, 16,002 Class A Capital Units, 12,068 Class B Capital Units and 350 Class C Capital Units of the registrant were outstanding.

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

Special Note Regarding Forward-Looking Statements

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

Item 1.  Business.

Overview.

Our business focuses on the production and sale of ethanol and its co-products.  Ethanol is a type of alcohol which in the U.S. is typically produced from corn, but may be produced from other grains and biomass.  Ethanol is primarily used as a blend component for gasoline, and is typically added by refiners or distributors to increase octane and reduce tailpipe emissions from vehicles.  The ethanol industry has grown significantly over the past few years, increasing production capacity in the U.S. by approximately 308% between 2003 and 2008 and we believe ethanol production will continue to grow in the future.  However, we anticipate that the increase in production capacity in the industry will likely slow in the near future as a result of domestic ethanol production meeting or exceeding domestic demand.  We believe ethanol should continue to grow moderately as a result of many factors, some of which are its favorable production economics relative to gasoline, a shortage of domestic petroleum refining capacity, its clean-burning characteristics and federally mandated renewable fuel usage.  We also believe that E85 and other blends greater than 10% (see “Our Products and Their Markets,” below) will also become increasingly important over time as an alternative to unleaded gasoline.

We produce fuel grade ethanol by processing corn and milo utilizing what is known as “dry-milling” technology.  The grain is received by semitrailer truck, weighed and cleaned of rocks and debris before it is conveyed to concrete storage silos. The grain is then transported to a hammer mill or grinder where it is ground into flour and conveyed into a slurry tank for processing. We add water, heat and enzymes to break the ground grain into a mash. The mash is heat sterilized and pumped into a tank where other enzymes are added to convert the starches into glucose sugars. Next, the mash is pumped into one of four fermenters, where yeast is added to begin a 48 to 50 hour batch fermentation process. A distillation process vaporizes the alcohol from the mash. The alcohol is further dried in a rectifier and molecular sieve. The resulting 200 proof-alcohol is then pumped to shift tanks and blended to achieve a mixture consisting of approximately 97% ethanol and 3% gasoline as it is pumped into denatured ethanol storage tanks.

Grain mash exiting the distillation process is pumped into one of several centrifuges. Water from the centrifuges, called thin stillage, is condensed into a thicker syrup called condensed solubles. The solids that exit the centrifuge are called distillers wet grains (“WDGS”). A portion of these distillers wet grains are sold in that form and a portion are subsequently dried and mixed with condensed solubles to produce distillers grains with solubles, which may be used as animal feed and are known as distillers dry grains (“DDGS”).  See “Our Products and Their Markets,” below.  During our 2008 fiscal year, which ended September 30, 2008, we produced 46,857,389 gallons of fuel grade ethanol, 428,431 tons of WDGS and 3,756 tons of DDGS.

History.

We were organized as a Kansas limited liability company in 2001.  We completed the initial public distribution of our membership units in 2003, raising proceeds of $19,330,000.  In 2008, we declared a forward split of our outstanding units on a seven (7) for one (1) basis.

We constructed our facility, located in western Kansas, during 2003 and began production of ethanol in January 2004.  Our initial nameplate (estimated) production capacity was 30 million gallons of ethanol per year.  During our 2005 fiscal year, we completed construction of an expansion of our facility to give us nameplate capacity of 40 million gallons of ethanol per year.  During our 2007 fiscal year, we completed capital improvements to our plant giving us increased storage capacity for grain which enables us to further manage our increased production capacity.  For a more detailed discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Recent Developments.

The continued increase in production capacity in the ethanol industry during fiscal 2008 had a significant impact on our business.  Many ethanol producers completed construction of new plants or expansion of production capacity at existing plants.  We believe the increased production capacity helped drive grain prices higher and ethanol prices lower.  Record production capacity in the industry contributed to increasing the supply of ethanol to an amount approximately equal to anticipated demand in the market.  During most of fiscal year 2008, we continued to experience record-high grain prices and lower ethanol prices than in prior years. These metrics adversely affected the entire ethanol industry during the second half of calendar 2007 and into the first part of 2008.

The ethanol industry also continued to undergo demographic changes during the last fiscal year.  In addition to dramatic growth in the number of operating and proposed ethanol plants which are locally owned and operated, the industry also continued to experience a trend toward consolidation.  A few large ethanol producers expanded their businesses by constructing or acquiring additional ethanol plants in new markets, developing their own marketing and resale services and changing their organizational form to a corporate structure to allow their equity to be publicly traded on national securities exchanges.  Some examples of these companies are Aventine Renewable Energy Holdings, Inc. and US BioEnergy Corporation.

Coincidental to the end of our fiscal year, U.S. financial markets experienced a severe downturn, the full impact of which has likely not yet been realized.  Businesses across many sectors experienced a lack of access to credit causing a series of liquidity crises.  A contraction in the local, national and global economies continues as we prepare this report.  This situation, coupled with increased production capacity in our industry, may cause a wide array of businesses, including possibly some of our competitors, suppliers and customers, to experience difficulty in continuing operations, which in turn could affect our ability to procure raw materials and sell ethanol and distillers grains.  In addition, in connection with the market downturn, commodities prices, including corn, ethanol and petroleum gasoline, have decreased dramatically, which will likely affect our fiscal 2009 operations.

To remain competitive during these challenging times, we have focused our efforts on controlling our costs and increasing our operational efficiencies.    Inventory management is a key component to cost control.  The recent deflationary momentum surrounding all commodities has also forced us to limit our exposure to commodity price fluctuations.

Our Competitive Strengths.

Plant technology and efficiency.  At September 30, 2008, our plant was producing ethanol at or above nameplate capacity, primarily due to capital improvements we made in addition to our plant expansion.  We have continued to focus on finding ways to improve the production process and will upgrade equipment as necessary in order to achieve maximum production goals.  We believe we will continue to compete as a low-cost producer of ethanol in the future, due to the improved efficiency from our equipment upgrades.

During fiscal 2008, we worked with a prominent seed company to identify potential benefits in utilizing a new corn variety to introduce enzymes into the ethanol production process through the feed stock.  Although this technology has not yet been perfected, we believe it holds a great deal of promise for our future operating efficiencies.

Absence of significant debt.  In June 2006, we paid off the outstanding balance on our term loan with our principal lender.  While we do maintain a revolving line of credit, the absence of term debt positions us favorably vis-a-vis other competitors who have long-term debt and who are required to service that debt from operations.  As a result of our improved leverage, we may be less sensitive to fluctuations in revenue as a result of changes in the price of ethanol or the costs of our raw materials as compared to similarly-situated ethanol plants that are required to make payments under long-term debt contracts.  Additionally, our cash flow allows us to have more flexibility in determining how to use working capital.

Plant expansion and improvements.  We expanded the nameplate capacity of our ethanol plant in fiscal 2005 to 40 million gallons per year.  The expansion included, among other things, a 750,000 gallon beer well, expansion of our existing cooling towers by one cell, a new cooling pump, a new style burner and a new centrifuge.  The expansion was built on our existing plant site and did not require the acquisition of any additional property.  Our expansion was placed into service during the second quarter of fiscal 2005.  In 2006 and 2007, we also increased our grain storage capacity approximately 1.5 million bushels by purchasing the grain elevator adjacent to our plant and constructing two 250,000 bushel grain bins. We believe our increase in production and storage capacity positions us favorably in the marketplace and provides increased operating flexibility.

Proximity to grain.  The proximity of our plant to producers of the grain we need to produce ethanol favors us over some of our competitors.  Local growers generally produce more than enough grain to meet our requirements, and the close proximity for delivery can result in competitively favorable prices for us.  Additionally, many local grain producers are members of our company who supply us at competitive prices.

Our Products and Their Markets.

Ethanol.  We produce ethanol to be used as a fuel component that serves as:

•                  An octane enhancer in fuels;

•                  An oxygenated fuel additive that can reduce carbon monoxide vehicle emissions; and

•                  A non-petroleum-based gasoline extender.

Ethanol in its primary form is mostly used for blending with unleaded gasoline and other fuel products. The implementation of the federal Clean Air Act has made ethanol fuels an important domestic renewable fuel additive. According to the American Coalition for Ethanol (“ACE”), approximately 70% of all gasoline sold in the U.S. is blended with ethanol. Most of the ethanol is blended as E10, a mixture of 10% ethanol and 90% petroleum gasoline. This fuel is covered by warranty for use in all makes and models of vehicles. Some ethanol is blended as E85, a mixture of 85% ethanol and 15% gasoline. This mixture is used in flexible fuel vehicles (“FFVs”), which are increasingly becoming available to consumers as auto companies produce more FFV models.  Additional studies using a blend of 20% ethanol are currently being conducted. Used as a fuel oxygenate, ethanol provides a means to reduce carbon monoxide vehicle emissions.

The principal purchasers of ethanol are generally the refined and wholesale gasoline marketer or blender.  The principal end markets for our ethanol are petroleum terminals on the east and west coasts of the United States.  During the 2008 fiscal year, 83% of our net revenue was derived from the sale of ethanol, and we expect the sale of ethanol to comprise a substantial majority of our revenue in the future.  The remainder of our revenue is derived from the sale of distillers grains, discussed in more detail below.

Distillers Grains.  A principal co-product of the ethanol production process is distillers grains, which is a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  By using the dry-milling ethanol production process with a dryer system that can produce two moisture levels, we are able to produce both WDGS and DDGS.  WDGS are processed grain mash and condensed solubles that contain approximately 65% moisture.  It has a shelf life slightly longer than three days and is sold to markets in proximity to our plant.  DDGS are mash that has been dried to 10% moisture.  It has an almost indefinite shelf life and is sold and shipped via truck or railcar to many markets regardless of their vicinity to our ethanol plant.  During the 2008 fiscal year, approximately 17% of our net revenue was derived from the sale of distillers grains, and we expect the sale of distillers grains to continue to comprise a minority of our revenue in the future as compared to our revenue from ethanol.

Raw Materials.

Grain Procurement.  Ethanol in the U.S. is made primarily from grain, principally corn.  We have the advantage of having access to and the ability to utilize sorghum or milo, the latter of which we often can obtain at a lower price than corn.  During the 2008 fiscal year, we used approximately 17.7 million bushels of corn and milo to produce ethanol. We obtained a majority of this grain from producers in western Kansas, where our plant is located.  We believe that grain producers in proximity to our plant will produce sufficient grain for our needs for the foreseeable future.  In the event such producers are unable to fulfill our requirements, we believe an adequate supply is available from producers in other states, such as Nebraska and Colorado.

An increase in the number of ethanol plants in the nation adversely affected the availability and price of corn, milo and other grain products in fiscal 2008 and may continue to do so in the future.  According to the Renewable Fuels Association (“RFA”), between January 2003 and January 2008, the number of ethanol plants currently producing fuel grade ethanol in the U.S. increased from 68 to 139 and an additional 61 ethanol plants are currently under construction.  Some of these plants are located in Kansas, eastern Colorado and southwestern Nebraska and they may compete with us for procurement of local grain.  On a national level, the emergence of new ethanol plants will increase competition for our grain requirements and we may be forced to satisfy our requirements from other parts of the country.

We enter into hedging transactions in an effort to stabilize the price that we pay for grain.  Hedging involves the acquisition of option and futures contracts, designed as hedges of specific volumes of grain expected to be used in our production process. We also use derivative financial instruments to manage the exposure to price risk related to grain purchases. At September 30, 2008, we had open long and short positions in option contracts, which positions were recorded in our financial statements at fair value. As a result, we recorded $658,043 of unrealized losses for the year ended September 30, 2008 with respect to option and future contracts.

Production processes using feed stocks other than grain to make ethanol are continually being developed.  We will continue to focus our production using grain for the foreseeable future.  However, we are monitoring the developments in the industry regarding the economic viability of alternative feed stocks and may consider whether to pursue converting from grain-based ethanol at some future date.

The price and availability of corn and milo are subject to significant fluctuations depending upon a number of factors which affect grain commodity prices in general, including crop conditions, pestilence, weather, supply and demand, speculation, government programs and foreign purchases. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain through adjustments and prices charged for ethanol.  In contrast, the price for distillers grains tends to track with corn prices, and generally we are able to increase the price we charge for our distillers grains concurrent with increased corn prices.

We continued to experience volatility in grain prices during the 2008 fiscal year as the price of corn trended higher than previous years.  For a more detailed discussion, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

The ability to purchase and store large quantities of grain helps us manage our grain costs.  We completed an expansion of our storage facilities in 2007 and the new storage capacity enables us to take advantage of lower grain prices by allowing us to acquire a significant portion of our requirements during such times.

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

An adequate supply of water is important to our ethanol business.  We currently have water wells to the north and east of our plant site from which we pipe water to our facility.  There are two additional wells located on our property which are not currently permitted for industrial use. We believe that we have sufficient water to operate our plant.  However, should we require more water, we believe that we can obtain it from the existing wells on our property. See “Item 2. Properties.”  We have received all necessary permits to obtain water and believe that we currently are operating in compliance with all regulations of the Kansas Department of Agriculture, Division of Water Resources.

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

We also contract with Post Rock Gas, LLC (“PRG”) to acquire the gas that is transported by Kinder Morgan and Midwest to our plant.  Our agreement with PRG commenced in December 2003 and is terminable by either party on not less than 30 days’ advance notice.  The price we paid for gas during the 2008 fiscal year was determined by reference to a published “spot” price. We believe our agreements with PRG, Kinder Morgan and Midwest will provide an ample supply of natural gas for the foreseeable future.

Our agreement with PRG helps us manage our risk from natural gas price fluctuations.  Due to uncertainty in gas prices, we periodically evaluate our gas requirements and expectations of future prices and may purchase forward contracts and implement derivative instruments on a portion of our requirements to allow us to benefit in the event natural gas prices decline.  After declining from the increased levels set by hurricane-related shortages in late 2005 and early 2006, natural gas prices have been relatively stable for the prior two fiscal years.  However, prices were subject to extreme volatility in fiscal 2008, increasing nearly 100% as compared to prior periods during the summer months of 2008 before decreasing again proximate to our fiscal year end.  We currently have contracts in place to supply approximately 20% of our natural gas for the first quarter, none for the second quarter, and 20% for each of the remaining quarters of fiscal 2009.

We have entered into an agreement with U.S. Energy Service, Inc. under which U.S. Energy Service provides consulting services to us to help us manage our energy use and costs.  The agreement was effective through August 31, 2008 and automatically renewed through August 31, 2009.  The agreement will renew for additional one-year terms unless terminated by either party with 30 days advance notice.

Customers.

We sell essentially all of our products to two marketing firms, which in turn sell to other purchasers.  We have executed an exclusive marketing agreement to market the ethanol produced at our plant with Ethanol Products LLC d/b/a POET Ethanol Products (“Ethanol Products”) of Wichita, Kansas.  Under the terms of the agreement, which commenced in January 2004, Ethanol Products has agreed to purchase all of the ethanol that is produced at our plant and is solely responsible for determining the price and terms at which the ethanol acquired from our plant is sold and to whom it will be sold.  In exchange, we receive the gross sales price of the ethanol, less the costs of transportation and storage and an administrative fee of $0.01 per gallon sold.  Subsequent to the end of the fiscal year, we executed a new agreement with Ethanol Products which will commence February 1, 2009 for a five-year term and is automatically renewable for subsequent five-year terms unless terminated by either party prior to expiration.  Under the new agreement, the administrative fee paid to Ethanol Products will equal 1% of the net-back sales price per gallon of ethanol sold.  In the event that our relationship with Ethanol Products is interrupted for any reason, we believe that we would be able to locate another entity to market our ethanol. However, any interruption could temporarily disrupt the sale of our principal product and adversely affect our operating results.

We have also executed an exclusive agreement to market all of our distillers grains with United Bio Energy Ingredients, LLC (“UBE”), which was previously an affiliate of ICM, Inc.  ICM was the general contractor for our ethanol plant.  Under the terms of that agreement, we receive the gross selling price of all distillers grains sold by UBE, less applicable transportation costs and a fee of 2-2 1/2 % of the gross selling price depending on whether we sell DDGS or WDGS.  The agreement with UBE expires September 30, 2009 and is automatically renewed each year unless the agreement is terminated by either party following 90 days advance written notice.  As with the marketing arrangement with Ethanol Products, any interruption in our relationship with UBE could temporarily affect our business, although we believe that we could find another entity to market our grains.

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

Legislation and Federal and State Supports or Subsidies.

Legislation.  Existing federal legislation will likely maintain or enhance the use of ethanol as a fuel additive for the foreseeable future.  The Energy Policy Act enacted in 2005 established the first ever Renewable Fuel Standard (“RFS”) in federal law which mandated certain levels of usage of biofuels in the domestic fuel supply beginning in 2006 and continuing through 2012.  In December 2007, the Energy Independence and Security Act of 2007 (“EISA”) was enacted.  This legislation further increased the amount of mandated biofuel usage to a maximum of 36 billion gallons a year by 2022.  For illustration purposes, the U.S. domestically produced approximately 6.5 billion gallons of fuel ethanol in 2007.  Pursuant to the Energy Policy Act and EISA, the United States Environmental Protection Agency (“EPA”) has promulgated rules requiring refineries, blenders, distributors and importers to introduce or sell volumes of biofuels, including corn-based ethanol and other biodiesel fuel, into commerce in accordance with the annual RFS. The following table describes minimum biofuel use mandated for years 2008 through 2015:

Year	Biofuel usage (in billions of gallons)
2008	9.00
2009	11.10
2010	12.95
2011	13.95
2012	15.20
2013	16.55
2014	18.15
2015	20.50

Under the RFS as modified by EISA, the mandate for corn-based ethanol is capped at 15 billion gallons in 2015 and continues at that level through 2022.  The remaining amount of biofuel required by the RFS must be derived from non-corn-based ethanol.

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

Federal Ethanol Supports.  A federal tax credit for small ethanol producers is generally available to our company and its members.  Eligibility to receive the credit is based upon plant capacity and the Energy Policy Act increased the capacity limit from 30 million to 60 million gallons of production.  Ethanol producers that qualify for the credit can deduct from their federal income tax $0.10 per gallon on the first 15 million gallons produced annually. The small producer credit is scheduled to expire by its terms on December 31, 2008. It is unknown at this time if this credit will be extended.  Due to the pass-through nature of our partnership taxation structure, we expect this credit will be passed through to our members. However, the amount of any such credit received by our members must also be included in his or her gross income, which could result in taxation on the amount of the credit passed through to the member. Also, the use of the credit by our members may be limited, so each member should consult his or her tax advisor.  This tax credit may foster additional growth in ethanol plants of a larger size and increase competition in this particular plant size category.

State Ethanol Supports.  The State of Kansas provides an incentive payment to ethanol producers. The production incentive available to Kansas ethanol producers that commence production after July 1, 2001 and sell at least 5 million gallons consists of a direct payment of $0.075 per gallon for up to 15 million gallons per year.  Accordingly, the maximum amount a Kansas ethanol producer can currently receive in a year is $1,125,000.  These incentive payments are available for the first seven years of production.  The available statewide funding for these incentive payments is $3.5 million per year for 2005-2011 plus any excess balance carried over from the prior year’s current production account.  Any shortfall in the available funds will result in a pro rata decrease in the incentives paid to the individual ethanol producers.  Because the number of ethanol plants participating in the program increased, the maximum amount available to us during 2008 was subject to proration.  During the 2008 fiscal year, we were entitled to $731,174.  We received payments of $359,255, and have accrued an additional $371,919 at fiscal year end which we expect to receive in the summer of 2009.

We are unable to predict what effect, if any, expiration or termination of federal and state subsidies will have on the market or price for our ethanol in the future.  However, either event may adversely affect our business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information relating to supports and subsidies.

Environmental Matters.

The construction and expansion of our plant required various state and local permits to comply with existing governmental regulations designed to protect the environment and worker safety. While we are also subject to regulations on emissions by the EPA, current EPA rules did not require us to obtain any permits or approvals in connection with the construction of our plant or operation of our business.  Additional expenditures which may be required to achieve or maintain compliance with future laws and more stringent standards for environmental matters may also limit our operating flexibility.

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

Competition.

We are in direct competition with numerous other ethanol producers, many of which have greater resources than we do. According to the Kansas Association of Ethanol Processors, 12 producers in the State of Kansas have the capacity to produce approximately 519.5 million gallons of fuel grade ethanol annually and additional ethanol production facilities are currently under construction.  Nationally, fuel grade ethanol plants produced approximately 6.5 billion gallons of ethanol in 2007, a 32% increase from 2006 and 132% increase since 2003 according to the RFA.  We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we can compete favorably with other ethanol producers due to our proximity to ample corn and milo supplies at competitive prices.

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

Technological advances in and government initiatives for using biomass in lieu of grain to produce ethanol, known as cellulosic ethanol production, will create additional competitors to our business in the future unless we were to convert our operations from traditional grain based production to cellulosic production.  By way of example, the first wood-based cellulosic plant is presently under construction in Georgia with anticipated ethanol production in 2010.  Other forms of feed stock for cellulosic ethanol production include algae, switchgrass and various plant wastes.  Additional refineries focusing on a wide array feed stock for cellulosic ethanol production are presently in the planning stages.

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

Research and Development.

During the 2008 fiscal year, we participated in research and development programs sponsored by our suppliers. This research was focused primarily on energy reduction and other issues related to plant operation and production methods to develop more efficient methods of producing ethanol.  A primary focus in 2008 was delivery of enzymes into the production process through the grain.  While this process is still in the developmental stage, we believe it holds substantial promise to enhance our production process.  In addition, we contracted with a firm to further automate and fine tune our fermentation, distillation, evaporator and stillage management processes during fiscal 2008.

Employees.

As of the date of filing this report, we have 36 full-time employees. These include a chief executive officer, chief accounting officer, plant manager who oversees plant operations and production, a commodities manager to oversee grain acquisition and risk management, a safety director, a lab manager, a maintenance manager, a controller, an office manager and an administrative assistant. The remainder of our employees includes administrative, production and maintenance support personnel. None of our employees are the subject of collective bargaining by labor unions, and we believe that we enjoy excellent relations with our employees.

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

Our financial performance is significantly dependent on grain and natural gas prices.  Our results of operations and financial condition are significantly affected by the cost and supply of grain and natural gas.  If our region becomes saturated by ethanol plants, the grain required for ethanol could consume a significant portion of the total grain production in our region, which would likely drive up local prices.  The amount of corn we used in our operations increased 5% from 2007 to 2008 as a result of our increased operational efficiency.  If more corn-based ethanol plants are constructed or existing plants expand their capacity, the increase in demand for local corn and natural gas may drive up the prices of those commodities.  Generally, we cannot pass on increases in input prices to our customers.  Changes in the price and supply of grain and natural gas are subject to and determined by market forces over which we have no control.

Grain costs significantly impact our cost of goods sold.  Our gross margins are principally dependent upon the spread between ethanol and grain prices, which has fluctuated significantly in 2008 and may continue to do so in the future due to volatile commodity prices.  Any reduction in the spread between ethanol and grain prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.

Corn, as with most other crops, is affected by weather, disease and other environmental conditions.  The price of corn is also influenced by general economic, market and government factors.  These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality.  Changes in the price of corn can significantly affect our business.  The annualized price of corn increased 23.5% in fiscal 2008 when compared to fiscal 2007.  Corn prices began decreasing at the beginning of fiscal 2009 and have decreased approximately 57% during the first quarter of fiscal 2009 from their highs in June 2008.  If a period of high corn prices is sustained for some time, such pricing may reduce our ability to generate profits because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets.  We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected and we may be forced to curtail production.

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

Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains. The prices of ethanol and distillers grains can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases.  The recent significant decrease in gasoline prices may also affect our operations by decreasing the demand for our ethanol for permissive blending which will reduce revenues.

We sell all of the ethanol we produce to Ethanol Products under our ethanol marketing agreement.  Ethanol Products is the sole marketer of all of our ethanol, and we rely heavily on its marketing efforts to sell our product.  Because Ethanol Products sells ethanol for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of Ethanol Products, as a significant portion of our accounts receivable are attributable to customers of Ethanol Products.  If Ethanol Products breaches the ethanol marketing agreement or is not in the financial position to market all of the ethanol we produce, we could experience a material loss and we may not have any readily available means to sell our ethanol, and our financial performance will be adversely and materially affected.  If our agreement with Ethanol Products terminates, we may seek other arrangements to sell our ethanol, including selling our own product, but we give no assurance that our sales efforts would achieve results comparable to those achieved by Ethanol Products.

As a result of federal regulations related to the RFS and under the terms of the new marketing agreement we recently executed with Ethanol Products, title to our ethanol will pass to Ethanol Products when it leaves our plant.  However, we do not receive payment until the ethanol reaches the end customer.  As a result, we bear a risk of loss during the transporting of our product to our customers.  We have attempted to mitigate this risk by requiring Ethanol Products to include us as an additional insured, however we have no assurance we will be sufficiently compensated for any lost product we may suffer during transport.

We sell all of the distillers grains we produce to UBE under our distillers grains marketing agreement.  UBE is the sole buyer of all of our distillers grains that we sell locally, and we rely heavily on its marketing efforts to successfully sell our product.  Because UBE sells distillers grains for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent in part upon the financial health of UBE, as a significant portion of our accounts receivable are due from UBE.  If UBE breaches the distillers grains marketing agreement or is not in the financial position to purchase and market all of the distillers grains we produce, we could experience a material loss and we may not have any readily available means to sell our distillers grains, and our financial performance will be adversely and materially affected.  If our agreement with UBE terminates, we may seek other arrangements to sell our distillers grains, including selling our own product, but there is no assurance that our sales efforts would achieve results comparable to those achieved by UBE.

We engage in hedging transactions that may be costly and ineffective.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent in part upon the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural prices. Alternatively, we may choose not to engage in hedging transactions in the future.  As a result, our results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.

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

Risks Related to Ethanol Industry

Decreasing  gasoline prices will negatively impact our business.  A significant portion of the demand for ethanol results from what is known as “permissive blending” by wholesalers.  Historically, ethanol has enjoyed a price advantage compared to gasoline, thus encouraging wholesalers to blend gasoline with ethanol.   As gasoline prices have recently decreased significantly to levels lower than that of ethanol prices, it is likely that these permissive blenders will find it uneconomical to blend gasoline with ethanol.  As a result, the demand for ethanol may decrease, which will increase the available market supply and make it more difficult to sell all of our ethanol.

Increase in supply from new plants or decreases in the demand for ethanol may result in excess production capacity which may lead to lower ethanol prices.  The supply of domestically produced ethanol is at an all-time high. Domestic fuel grade ethanol production was 6.5 billion gallons in 2007 and the RFA estimates that ethanol production capacity in calendar 2008 will reach a record 11.8 billion gallons.  If the industry maximized production capacity, it would likely surpass the anticipated domestic demand for ethanol for 2008.  Production of fuel grade ethanol has increased 132% since 2003.  There are at least 139 production facilities currently operating in the United States with more under construction or planned for construction in the foreseeable future.  Excluding our facility, Kansas currently has at least 12 ethanol plants operating or under currently under construction.

Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline.  Ethanol prices could decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

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

We operate in a competitive industry and compete with larger, better financed entities.  There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The passage of the Energy Policy Act of 2005 and EISA included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, LLC, Cargill, Inc., Hawkeye Renewables, LLC, and New Energy Corp., each of which are capable of producing more ethanol than we expect to produce.  Larger, better financed ethanol producers may be able to expand their production capacity and adapt to new technologies easier than us.  Archer Daniels Midland is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.

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

Corn-based ethanol may compete with cellulose-based ethanol in the future.  Especially in the Midwestern U.S., most ethanol is currently produced from corn and other raw grains, such as milo or sorghum. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Policy Act of 2005 and EISA included incentives designed to boost production of cellulose-based ethanol.  Although current cellulose technology is not sufficiently efficient to be competitive, new conversion technologies may be developed in the future and one of our competitors recently announced it was beginning construction on a facility slated to be cellulose-based.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and financial condition will be negatively impacted.

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

 Risks Related to Regulation and Governmental Action

A change in government policies favorable to ethanol may cause demand for ethanol to decline.  Growth in demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning MTBE and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.

Government incentives for ethanol production may be eliminated in the future.  The ethanol industry and our business are assisted by various federal ethanol tax incentives, such as the small producer credit contained in the Energy Policy Act of 2005.  Additionally, we presently qualify for a portion of an annual incentive payment offered by the State of Kansas, which is prorated based on the number of producers.  We have no assurance any of these tax credits or subsidies will continue to be offered in the future.  The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol.

Most likely to have the greatest impact on the ethanol industry is the creation of the RFS in the Energy Policy Act, which was subsequently increased by EISA.  Biofuel usage mandates began with 4 billion gallons in 2006 and increase to 36 billion gallons by 2022.  However, after the recent election, a new Congressional delegation and presidential administration will likely affect the nation’s energy policy.  While we have no present indication that there are plans to revise the RFS in the future, we have no assurance the RFS will remain as presently drafted.  Additionally, the State of Kansas may pass state legislation setting its own renewable fuel standard in the foreseeable future.  The RFS helps support a market for ethanol that might disappear without this incentive.  If the federal incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could negatively affect our profitability and financial condition.

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

Item 1B.  Unresolved Staff Comments.

None.

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

We initially acquired a 53.5 acre parcel of partially developed land in Gove County for the purpose of constructing our plant.  Our plant was developed on approximately 20 acres of the 53.5 acre parcel.  In February 2002, we acquired a 137 acre parcel approximately one and a half miles east of the parcel where our plant is located.  In December 2004, we acquired a 141 acre parcel of land immediately to the east of our plant site.  In December 2005, we acquired an 80 acre parcel which had previously separated the land surrounding our plant site from the 137 acre parcel acquired in 2002.  We now own a contiguous parcel of property in Gove County.

We acquired water appropriation rights for two wells when we purchased the 137 acre parcel and one well when we purchased the 80 acre parcel.  We applied to the Kansas Department of Agriculture, Division of Water Resources to change the type of water use from agricultural irrigation use to industrial use for the well on the 80 acre parcel and constructed an irrigation system for delivery of water from that well to our plant.  We anticipate the same undertaking if we decide to utilize the wells on the 137 acre parcel, which would be likely to occur in the event we further expand our plant capacity.  We have agreed to lease the 137 acre property back to one of the sellers for a period of five years with the amount of rent based on the portion of the land that is dry land acres and the portion that is irrigated acres, with the seller expressly recognizing that the water available for irrigation may be dramatically reduced, and possibly eliminated, if we use the water from this property in our ethanol plant operations. On February 6, 2007, we purchased 340 acre feet of water rights on property adjacent to one of our parcels for $340,308. We have filed with the State of Kansas to convert the classification of these water rights from agriculture to industrial use. Pursuant to Kansas water laws, we anticipate a reduction in allowable withdrawal of approximately 25% upon approval.

In addition to our ethanol plant, we also own an administrative building adjacent to the plant. The administrative building consists of approximately 3,000 finished square feet (including a partially finished basement) and provides offices for our administrative staff. We believe our existing facilities are sufficient for the foreseeable future.

In October 2006, we acquired a grain elevator located on a neighboring parcel which we utilize for grain storage.  The underlying land is owned by Union Pacific Railroad and we assumed the prior owner’s lease with the railroad.  To further increase our storage capacity for grain, we constructed 500,000 bushels of additional storage bins near our ethanol plant including two hammer mills and necessary infrastructure for the conveyance of the grain.

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

During the 2008 fiscal year, we implemented a private matching service for our members, also called an alternative trading system (“ATS”), which is operated and maintained by a third party.  The ATS offers an online electronic bulletin board that provides information to prospective sellers and buyers of our capital units.  Trading on the ATS in fiscal 2008 was extremely limited.

In addition to sales between willing buyers and sellers facilitated through the ATS, the holders of our capital units who locate a purchaser or receive an offer to purchase can sell the capital units to the purchaser subject to the approval of the Board of Managers.  Our Operating Agreement also allows transfer of the capital units by:

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

On March 10, 2008 we implemented a seven (7) for one (1) forward split of all of our outstanding Class A, B and C capital units.  The information contained in this report reflects the result of that split.

Capital Unit Holders

As of December 24, 2008, there were 16,002 Class A capital units, 12,068 Class B capital units and 350 Class C capital units outstanding, owned by a total of approximately 625 members.

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

During the 2008 fiscal year, we made distributions to our members three times for a total of $4,882,000 in cash paid to our members.  During the 2007 fiscal year, we distributed a total of $28,560,000 in cash to our members.  Future distributions may be subject to restrictions that materially limit our ability to pay such distributions, such as our credit facilities if we have an outstanding balance with our lender.  To the extent we are not subject to any restriction that materially limits our ability to pay distributions, however, future distributions in excess of the amount required under our Operating Agreement will be made in the discretion of our Board of Managers.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have no equity compensation plan.

Item 6.  Selected Financial Data.

We completed construction of our plant and started operations in January 2004.  We changed our fiscal year end from December 31 to September 30 beginning in 2004. The following selected financial data sets forth our summary historical financial data as of and for the years ended September 30, 2008, 2007, 2006, 2005, and the period January 1, 2004 through September 30, 2004. This information was derived from our audited financial statements for each period. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	Year Ended September 30,				Nine Months Ended September 30,
	2008	2007	2006	2005	2004(1)
Income Statement data:
Net sales	$119,228,676	$108,761,200	$108,044,168	$61,730,872	$39,862,629
Net Income	3,670,407	16,656,276	45,895,967	13,009,369	7,393,563
Earnings per capital unit(2)	129	583	1,607	456	259
Cash distributions declared per capital unit(2)	171	1,000	1,000	301	—
Book value per capital unit(3)	1,096	1,180	1,675	1,070	896

	September 30,				December 31,
	2008	2007	2006	2005	2004
Balance Sheet data:
Total assets	$69,264,582	$69,786,878	$82,304,265	$70,731,153	$73,879,570
Total debt (current and long term) (4)	32,008,119	32,943,846	32,077,769	38,181,000	47,956,000
Members’ equity	31,135,383	33,705,018	47,845,419	30,572,933	25,581,251

(1) – The information for 2004 represents operations for the nine months ending September 30, 2004 resulting from a change in fiscal year end.  We began producing ethanol in January 2004.

(2) – Adjusted to reflect seven-for-one forward split effective March 10, 2008.

(3) – Members’ equity divided by membership units outstanding as of the end of the period.

(4) – Includes a $32,000,000 lease obligation related to our sale and leaseback transaction with Gove County.   We sold our property to Gove County in exchange for industrial revenue bonds and the amount of our lease obligation is offset by the amount of interest we receive on the bonds.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

The following discussion analyzes our operating results for the three fiscal years ended September 30, 2008 and our financial condition at September 30, 2008, 2007 and 2006, with a particular emphasis on the year ended September 30, 2008.

We derive revenue from the sale of fuel grade ethanol and distillers grains.  We operate in one industry segment for accounting purposes.  We commenced production of ethanol in January 2004.  Prior to that date, we were considered to be in the development stage for accounting purposes.

Results of Operations for the Year Ended September 30, 2008 compared to September 30, 2007

Overview.  Table 1 below highlights certain of our operating results for the years ended September 30, 2008, 2007 and 2006:

Table 1

	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007	Fiscal Year Ended September 30, 2006
Revenue	$119,228,676	$108,761,200	$108,044,168
Cost of sales	107,404,082	84,457,974	55,377,115
Gross profit	11,824,594	24,303,226	52,667,053
General & administrative expenses	2,443,180	2,835,635	2,235,393
Income from operations	3,015,988	15,568,216	44,746,901
Other income	654,419	1,088,060	1,149,066
Interest expense	115,879	110,092	241,950
Net income	3,670,407	16,656,276	45,895,967
Net income per unit(1)	129	583	1,607

(1) – Adjusted to reflect seven-for-one forward split effective March 10, 2008.

Table 2 sets forth information regarding our ethanol production and raw material usage and the average price we received for our ethanol and paid for our raw materials for the years ended September 30, 2008, 2007 and 2006:

Table 2

	2008	2007	2006
Gallons ethanol sold	48,315,577	45,877,856	45,535,291
Average price per gallon ethanol	$2.11	$1.98	$2.12
DDGS sold (tons)	3,661	65	33,195
Average price DDGS per ton	$158.00	$96.56	$81.60
WDGS sold (tons)	428,634	395,773	300,983
Average price WDGS per ton	$45.94	$45.76	$29.00
Bushels grain used in production	17,667,175	16,775,696	16,307,527
Average price per bushel grain	$4.99	$4.04	$2.21
Natural gas used MMBTU	955,422	969,954	1,040,460
Average price per MMBTU natural gas	$8.16	$7.31	$8.80

As shown in Table 1, our operating results continued to decline from 2007 to 2008.  This is primarily attributable to higher grain prices and stagnant ethanol prices in 2008 as compared to 2007 as shown in Table 2.  Although the demand for fuel grade ethanol remained high during the calendar year 2008, the industry expanded at a rapid rate during the past two years and we are now seeing some of our fellow producers beginning to shut-in production capacity.  We anticipate that U.S. ethanol producers will likely produce ethanol in excess of demand in the coming fiscal year, which will continue to exert downward price pressure on ethanol.

Net Income.  Net income decreased $12,985,869, or approximately 78% in 2008 from 2007.  We attribute this decrease to higher raw materials costs, especially corn.

Operating income for the 2008 fiscal year decreased by $12,552,228, or approximately 81%, from 2007.  This decrease results from the substantial increase in cost of sales from higher grain costs.  Operating income excludes the effect of other income or expense, which primarily includes government grants and subsidies.

Revenue.  Revenue for the 2008 fiscal year increased $10,467,476, or approximately 10%, from 2007.  As shown in Table 2, production volume increased during fiscal 2008 by 1,901,184 gallons of ethanol, reflecting certain improvements in our production process we refined during fiscal 2008.  The average price we received for sale of ethanol was slightly higher in fiscal 2008 and the sales volume increased by 2,437,721 gallons or approximately 5%.  Revenue consisted of approximately 83% in ethanol sales and 17% from the sale of distillers grains, which is consistent with fiscal 2007 results.  Total revenue derived from the sale of ethanol increased $8,231,844, or approximately 9%, from fiscal 2007, while revenue derived from the sale of distillers grains increased $2,235,632, or approximately 12%, from fiscal 2007.  We expect ethanol prices to decline moderately and distillers grain prices to follow grain prices in fiscal 2009.

Costs of Goods Sold.  Our cost of goods sold for the 2008 fiscal year equaled 90% of revenue, resulting in a gross profit margin of 10%. This represents a substantial decline in profit margin from 22% in 2007. We attribute the decline to several factors including:

•                  An increase in the price and quantity of grain used;

•                  An increase in the price of chemicals; and

•                  An increase in natural gas costs.

Grain prices, which represent the significant majority of our cost of goods sold, increased dramatically in 2008.  Prices were driven by a rapid increase in demand globally and speculation.  Additionally, global weather conditions adversely affected the production of grains, which caused increased demand for U.S. grain in the global market.  As shown in Table 2, the average price we paid for grain increased approximately 24% in 2008 as compared to 2007.  Coincidental with the end of our fiscal year and continuing into the months approaching the 2008 harvest, grain prices have declined sharply.  We anticipate that grain prices will continue to decline in the first quarter of the 2009 fiscal year.

Our increased grain storage capacity helps us manage our grain costs by enabling us to purchase grain when costs are lower.  As costs rise, we anticipate we will reduce grain inventory and try to avoid purchasing grain at market prices higher than the price paid for the grain in storage.

We believe we continue to improve the efficiency with which we operate our plant based on a year-over-year basis.  As a result, our production costs (exclusive of commodity costs and increased costs for necessary chemicals) continue to decrease.

Energy costs, representing the second largest component of our costs of goods sold, saw a steady increase during our 2008 fiscal year.  Natural gas prices stabilized during the summer months of 2008 and we expect prices to ease somewhat during fiscal 2009.

We continue to believe that hedging is an integral part of our business as a means of risk management.  Our strategy is to mitigate the impact of large adverse price changes in costs, such as natural gas and grain, as well as the products we sell.  Our operating results include both realized and unrealized gains or losses in these hedging activities. For the 2008 fiscal year, we realized $1,449,529 in losses to operations relating to grain futures contracts and $540,160  in realized losses from natural gas futures contracts, which amounts are included in costs of goods sold.  In addition, we recorded an unrealized loss on grain hedging contracts of $658,043 at September 30, 2008.

General and Administrative Expenses.  During fiscal 2008, general and administrative expenses decreased $392,455 or approximately 14% from fiscal 2007. Significant components of these expenses include salaries, professional fees and insurance. Salaries decreased approximately

26%, primarily due to a decrease in health insurance costs and reduction in bonuses paid during fiscal 2008.  Professional fees decreased 58% from 2007 to 2008 due to fees incurred in fiscal 2007 related to exploration of a business combination which were not repeated in fiscal 2008.

Depreciation and Amortization.  Amortization remained constant during the 2008 fiscal year from 2007.  During that time, depreciation expenses increased approximately 8%.  This increase is primarily attributable to the additional depreciation related to the grain storage facility we placed in service during 2007 and the new grain bins, hammermill, and conveyor systems completed and placed in service during fiscal 2008.

Other Income.  Other income for the 2008 fiscal year decreased $433,641, or approximately 40%, from the year ended September 30, 2007.  A significant portion of that decrease represents reduced grants and subsidies received from the state government, which fell $393,826 in fiscal 2008, or approximately 35%.  The amount we received in grants and subsidies decreased as a result of additional ethanol plants participating in the state production incentive program since the state is required to prorate total program payments among eligible producers.

Results of Operations for the Year Ended September 30, 2007 compared to September 30, 2006

Overview.  Our operating results declined considerably from 2006 to 2007.  The results are primarily attributable to ethanol prices retreating from historic highs while grain prices increased significantly.  While demand for fuel grade ethanol generally remained high during 2007, the market price for ethanol decreased as compared to 2006.  The rapid increase in grain prices during fiscal 2007 along with the moderate decrease in ethanol prices dramatically reduced our profitability in 2007 as compared to 2006.

Net Income.  Net income for the 2007 fiscal year decreased $29,239,691, or approximately 64%, from fiscal 2006.  We attribute this decrease primarily to a significant increase in cost of goods sold as a result of at-or-near 10-year high grain prices experienced during fiscal 2007.

Revenue.  Revenue for the 2007 fiscal year was substantially similar to 2006, increasing $717,032, or approximately 0.7%, from 2006.  The revenue we generated was comprised of approximately 83% ethanol sales and 17% distillers grains sales, a decrease of approximately 7% from 2006 relative to the amount of revenue derived from ethanol sales.

We attribute the increase in revenue for the 2007 fiscal year compared to 2006 to an increase in the amount of ethanol produced and sold as well as an increase in the price received for distillers grains.  The average price that we received for our ethanol remained relatively the same, while the prices for distillers grains increased approximately 59% during fiscal 2007 compared to 2006, accounting for the modest increase in revenue. While we produced significantly less DDGS in 2007 as compared to 2006, we increased the amount of WDGS produced in 2007 compared to 2006. The increased sales of WDGS in 2007 helped off-set a decline in revenue attributable to the lower amount of DDGS sold in 2007.

Costs of Goods Sold.  Our cost of goods sold for the 2007 fiscal year totaled 77.7% of revenue, resulting in a gross profit margin of 22.3%.  This represents a substantial decline from 2006, when our profit margin was 49%.  The dramatic increase in the cost of grain was the major factor contributing to this decrease.

Grain prices, which represent the significant majority of our cost of goods sold, increased dramatically during the second half of fiscal 2006 and reached 10-year highs during fiscal 2007.  Our cost of grain, net of hedging activity, increased approximately 83% in fiscal 2007 as compared to fiscal 2006.

Energy costs saw a steady decrease during our 2007 fiscal year compared to 2006.  Our average cost of natural gas per MMBTU decreased approximately 17%, net of hedging activity, for fiscal 2007 as compared to fiscal 2006.  We believe hurricane-related price increases we experienced during 2006 declined during 2007 thus causing our natural gas costs to decrease.

For the 2007 fiscal year, we realized $1,311,604 in losses to operations relating to grain and natural gas futures contracts as compared to $800,662 for fiscal 2006, which amounts are included in cost of goods sold.  In addition, we recorded unrealized losses on grain and natural gas hedging contracts of $2,236,677 at September 30, 2007 as compared to $63,481 at September 30, 2006.

General and Administrative Expenses.  General and administrative expenses for the 2007 fiscal year increased $600,242, or approximately 27% from 2006.  Significant components of these expenses include salaries, professional fees and insurance.  We attribute a portion of the increase in administrative expenses to an increase in the cost of professional fees related to a potential strategic transaction we explored during fiscal 2007, an increase in training expenses related to ongoing process training in the plant, and an increase in directors’ fees.

Depreciation and Amortization.  Amortization remained constant from the fiscal year ended September 30, 2006 through the 2007 fiscal year.  Depreciation expenses increased approximately 4%. We attribute this increase to the purchase and construction of the additional grain storage.

Other Income.  Other income for the 2007 fiscal year decreased by $61,006 from 2006, or approximately 5%.  That decrease is attributable to a decrease in state and federal government grant and subsidy income, which decreased by $224,630, or approximately 17%, partially offset by a net difference in other income and expense of $138,338.  The largest factor contributing to the decrease in grants and subsidies was the cessation of the federal Bioenergy Program, administered by the United States Department of Agriculture’s Commodity Credit Corporation.  That program paid subsidies to eligible participants for year-over-year increases in ethanol production.  This program was discontinued in June of 2006.  We were awarded the maximum amount of $1,125,000 from the State of Kansas as part of its state ethanol support program in both 2007 and 2006. Interest income decreased due to lower average cash balances on deposit which was offset by a decrease in interest expense.

Trends that may Impact our Future Operating Results

Prices for Ethanol.  Demand for and the price of ethanol can vary significantly over time and a decrease in the price of ethanol will adversely affect our profitability.  The price of ethanol tends to fluctuate with the price of petroleum gasoline.  Since gasoline prices have fallen drastically in the first quarter in fiscal 2009, we expect ethanol prices to continue to erode during the early part of fiscal 2009.  Presently, ethanol is trading at a premium to petroleum gasoline which means that using ethanol for blending with petroleum has become uneconomical, particularly where blending is permissive rather than mandatory.  We believe this may decrease the demand for ethanol which in turn will continue to put downward pressure on ethanol prices.  Another factor that may affect the price of ethanol is the increased supply anticipated as a result of the expansion of present plants and construction of new plants coming on-line; however, we believe this trend may be less noticeable in 2009 as excess capacity is leveling off due to decreased demand and/or delays in plant start-ups scheduled in the future.  The increase in production capacity will increase the supply of ethanol, which will tend to reduce the price for ethanol if demand does not also increase.

Supply and price of grain.  Although grain prices remained high during fiscal 2008, we have seen prices fall during the first quarter of fiscal 2009, though not as dramatically as ethanol prices.  The grain market is dependent upon a variety of factors unrelated to the ethanol market.  The price of grain is generally dependent upon regional and international grain supplies, which can be very volatile.  In addition, the recent collapse in the stock market, decreasing prices for oil and increasing value of the dollar has put downward pressure on the grain market.  Grain supplies and the resultant prices are also affected by weather, governmental policy, disease and other conditions.  Grain markets were relatively volatile during 2008 as well as 2007; however we believe our cost of grain will be substantially less in fiscal 2009 as compared to fiscal 2008.

Government supports.  As discussed elsewhere in this report, current federal law is favorable to ethanol because it mandates certain oxygenate blending. In addition, as noted above in the section titled “Item 1. Business,” the RFS established by the Energy Policy Act of 2005 mandates that fuel refiners use a certain minimum amount of ethanol and other renewable fuels, which was subsequently increased by the enactment of the Energy Independence and Security Act of 2007.  While the RFS may not have an immediate impact on the ethanol market since current national ethanol production capacity exceeds the 2008 RFS requirement of 9 billion gallons, it is likely that the newly increased RFS requirement of 36 billion gallons of renewable fuel by 2022 will continue to support the ethanol industry in the long-term.  It is also possible that cessation of supports and incentives may adversely affect price and demand.

Production of ethanol.  As noted above, with the new ethanol plants and plant expansions currently under construction along with new construction expected in the near future, the nationwide production capacity for ethanol is expected to increase in the near term. At a minimum, this increased capacity creates some uncertainty for the ethanol industry. Although we believe that there will be an increase in the demand for ethanol as a result of the phase out of MTBE and the increased use mandated under the RFS, capacity in excess of the allowable 10% fuel blend and the negative economics associated with ethanol prices compared to petroleum prices will cause downward price pressure for ethanol in fiscal 2009.  If the production of ethanol exceeds either the demand for ethanol or the petroleum industry’s ability to economically blend ethanol with gasoline, then the price of ethanol would be expected to fall, and the decrease in ethanol prices could be significant.  In that case, our revenues would decrease accordingly.  However, we believe that our lack of significant long-term debt positions us favorably to weather lower ethanol prices compared to some of our competitors.

Liquidity and Capital Resources

Overview.  The following table highlights certain information relating to our liquidity and capital resources at September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Working Capital	$9,624,681	$7,413,269
Current Assets	15,753,880	11,486,108
Current Liabilities	6,129,199	4,072,839
Long-term Debt	—	9,021
Members’ Equity	31,135,383	33,705,018

Our working capital at September 30, 2008 increased by $2,211,412, or approximately 30%, from September 30, 2007.  Current assets increased $4,267,772, or approximately 37%, while current liabilities increased $2,056,360, or approximately 50.5%.  We attribute the increase in current assets and working capital to several factors.  Available cash increased as a result of reduced investment in property, plant and equipment, a decrease in net margin calls for commodity contracts, and a substantial reduction in member distributions during fiscal 2008. These were partially offset by the reduction in net income and increase in accounts receivable at September 30, 2008 as compared to September 30, 2007.

Working capital was reduced subsequent to the fiscal year end as the result of a cash distribution paid to our members in the amount of $1,421,000.  However, we believe we have sufficient liquidity and capital for the foreseeable future.

Under the terms of our Operating Agreement, we are required to make an annual distribution of cash to our members of a minimum of 20% of the net cash we earn from operations, as defined in that agreement, as long as net cash from operations exceeds $500,000 for that year.  Additional distributions may be made in the sole discretion of our Board of Managers.  However, we are prohibited from making any distribution that would violate or cause a default under any of the terms of our credit facilities or debt instruments.  Distributions to members decreased substantially during fiscal 2008 due to the tightening of margins experienced by our entire industry.  We foresee this pressure on margins to continue during fiscal 2009; however, we believe we are in a financially sound position as we enter the new fiscal year and would expect to continue a distribution program proportionate to our profitability.

Our capital resources consist of:  (i) cash from operations; (ii) permanent financing, in the form of capital contributions by our members; (iii) a revolving line of credit; and (iv) industrial development bonds.  At September 30, 2008, we believe the mix of our capital resources was appropriate and adequate for the foreseeable future.  Other than financing continuing operations, additional capital would be necessary should we decide to further expand our plant or pursue acquisitions of additional property, plant or equipment.

Cash Flow.  Net cash generated during the 2008 fiscal year was $1,875,847, compared to net cash used of $14,364,727 in fiscal 2007.  The biggest factors causing the increase in cash flow in 2008 was the decrease in distributions to members, net reduction in our commodities trading account, decrease in purchases of plant and equipment, decreased inventory and increase in accounts payable balances at September 30, 2008.  This was tempered somewhat with a significant increase in our accounts receivable balance at September 30, 2008, as compared to September 30, 2007, primarily as a result of a shorter collection cycle in 2007 which produced a lower than average balance at September 30, 2007.

The cash used for our investing activities during fiscal 2008 decreased by $4,700,780 from fiscal 2007.  We invested $1,575,358 in property, plant and equipment in fiscal 2008 compared to $4,433,862 in fiscal 2007.  The bulk of these additions were related to grain storage and handling facilitates which were completed in fiscal 2008.

Cash used in financing activities decreased by $21,176,196 in fiscal 2008 compared to 2007.  The decrease primarily reflects the reduction of member distributions.  We acquired membership units during fiscal 2008 and made payments on our line of credit which contributed to the amount of cash used in financing activities.

Equity Financing.  Our members have contributed $19,801,035 in equity financing, primarily from our initial public offering completed in 2003.  We do not anticipate that any additional equity financing will be necessary in the foreseeable future.  During the 2008 fiscal year, our members’ equity decreased $2,569,635, or approximately 8%, as a result of distributions paid to members during the period and the acquisition of membership units.

Debt Financing.  Under our arrangement with AgCountry, our principal lender, we borrowed $22,000,000 under a construction loan in 2003.  The proceeds of that loan were used by us to complete construction of the plant and to commence operations.  In August 2004, we converted the loan to permanent financing in the form of a $16,000,000 term loan and a line of credit in the amount of $5,000,000.  At that time, we paid AgCountry $5,000,000 to reduce the loan, all of which was used to create the line of credit.  We paid the AgCountry term loan in full in June 2006 and continue to maintain the line of credit.  Pursuant to the Fifth Amendment to the Credit Agreement dated July 29, 2003, which was effective May 2, 2007, the amount available on the line of credit was increased to $8,000,000 with variable interest at LIBOR plus 2.0%. There is no balance outstanding on this line of credit at September 30, 2008.

Our known obligations at fiscal year end are set forth in the table below:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease(1)	$32,000,000	$—	$—	$—	$32,000,000
Vehicle purchase	8,119	8,119	—	—	—
Energy Services obligation	78,600	78,600	—	—	—
Total	$32,086,119	$86,719	$—	$—	$32,000,000

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

•                  We must maintain certain financial ratios, beginning at various times, including a fixed charge coverage ratio and current ratio and we must meet a minimum net worth requirement of $25,000,000.  We also may not, after completion of construction of the plant, make any capital expenditures in excess of $2,500,000 during any fiscal year without AgCountry’s prior written approval.

At September 30, 2008, we believe we satisfied all of the covenants under the loan agreement.

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

We enter into derivative instruments including future contracts and swap agreements and purchased options to fix prices for a portion of future raw material requirements. We have designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require us to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are

recorded.   We have included in its cost of sales an aggregate of $1,449,529 of losses on completed contracts related to its hedging activities for corn and natural gas and have recorded an aggregate of $658,043 of unrealized losses for the year ended September 30, 2008, as a charge to comprehensive income as compared to $1,311,604 losses on contracts and $2,236,677 of unrealized losses for the period ended September 30, 2007.  At September 30, 2008, the Commodities trading account-futures and options contracts amounted to $2,332,214, representing the lower of the cost or fair market value of the futures and options contracts recorded on the balance sheet.

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

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting procedures. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is expected to expand the use of fair value measurements, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will be effective for our 2009 fiscal year and will be required to be adopted by us effective October 1, 2008. Management at this time has not evaluated the impact, if any, of adopting SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of our fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations (revised 2007)”. This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree.  SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R will be effective for our fiscal year beginning October 1, 2009, and do not allow early adoption.  Management is currently evaluating the impact of adopting this statement.

In February 2008, FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”  was issued.  FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal  years  beginning  after  December 15, 2008, and interim periods within those fiscal years, or all non-financial assets  and liabilities,  except those that are recognized or disclosed at fair value in the financial  statements on a recurring basis (at least annually).  Examples of items within the scope of FSP No. 157-2 are non-financial assets and non financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets,  such as property,  plant and equipment and intangible  assets measured at fair value for an impairment  assessment under SFAS No. 144,  “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS No. 157 on January 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis is not expected to have a material effect on our consolidated financial statements.  We are currently assessing the impact, if any, of SFAS No. 157 relating to the planned October 1, 2009, adoption of the remainder of the standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133,” which becomes effective on November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Management is currently evaluating the impact of adopting this statement.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP).  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  We do not expect the adoption of FAS 142-3 to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” . FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and we will adopt it in the first quarter of fiscal 2009. We do not expect the adoption of FSP APB 14-1 to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which becomes effective upon approval by the SEC. This standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears a variable interest rate.  At September 30, 2008 there was no outstanding balance on this note.  We are subject to interest at the rate of LIBOR plus 2.0% on the outstanding balance.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain and natural gas would produce an increase in the fair value of our derivative instruments equal to approximately $233,221 based on our positions at September 30, 2008.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of September 30, 2008, the fair value of our derivative instruments for grain is an asset in the amount of $2,332,214.  We recorded a loss in the amount of $658,043 for the fiscal year ended September 30, 2008.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected grain usage is approximately 17 million bushels per year for the production of 48 million gallons of ethanol.  We have no price protection in place for our expected grain usage for fiscal year ending September 30, 2009.  If we determine that obtaining price protection would be beneficial as we go further into 2009, we would likely do so using CBOT futures and options and over the counter option contracts.  As grain prices move in reaction to market trends and information, our income statement may be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our natural gas supplier.  This purchase agreement fixes the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 15% of our total natural gas needs for fiscal 2009. We expect to acquire additional fiscal 2009 contracts for gas during August 2008 which is historically the month when the lowest annual prices occur.

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

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of September 30, 2008 and September 30, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change - Market Risk
September 30, 2008	$2,332,214	$233,221
September 30, 2007	2,188,278	218,828

We are also exposed to market risk from changes in ethanol prices. These price fluctuations are minimized in part by advanced contract pricing of our ethanol, which is designed to establish a price floor for our ethanol sales. Currently, we have entered into priced contracts for the entire amount of our anticipated ethanol production through the first three months of fiscal 2009.  We have not contracted for any of our anticipated production through the second and third quarter of fiscal 2009, respectively.  We will continue to advance contract for ethanol sales in fiscal 2009 to attempt to further reduce our risk related to price decreases. While this strategy minimizes the risk associated with downward price fluctuations of ethanol, it may also prevent us from realizing the full benefit of upward price movements. Although using priced contracts makes our revenue more predictable, we cannot predict the extent to which other factors such as inflation, government regulation or changing prices may affect our financial performance.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements and supplementary data are included on pages F-1 to F-20 of this report.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change in our independent accountants since 2003.  Stark Winter Schenkein & Co., LLP has been our independent registered accounting firm since that time.

Item 9A(T).  Controls and Procedures.

(a)                                  Our management supervised and participated in an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure within the time periods specified in the SEC’s rules and forms.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report, which is included in Item 8 above, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b)                                 There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information.

None.

PART III

Pursuant to General Instruction G of Form 10-K, the information contained in Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference to our Definitive Proxy Statement, which is expected to be filed with the SEC on or before January 28, 2009.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

See Exhibit Index following financial statements in this report for a listing of exhibits filed with, or incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Oakley, Kansas on December 24, 2008.

WESTERN PLAINS ENERGY, L.L.C.

By:	/s/ Steven R. McNinch
Steven R. McNinch, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. McNinch	Chief Executive Officer	December 24, 2008
Steven R. McNinch

/s/ Curt V. Sheldon	Chief Accounting Officer	December 24, 2008
Curt V. Sheldon

/s/ Richard Sterrett	Vice President, Chief	December 24, 2008
Richard Sterrett	Financial Officer, Manager

/s/ Jeff Torluemke	President, Manager	December 24, 2008
Jeff Torluemke

/s/ Brian Baalman	Manager	December 24, 2008
Brian Baalman

/s/ Ronald Blaesi	Manager	December 24, 2008
Ronald Blaesi

/s/ Ben Dickman	Manager	December 24, 2008
Ben Dickman

/s/ David Mann	Manager	December 24, 2008
David Mann

/s/ Scott Foote	Manager	December 24, 2008
Scott Foote

/s/ Gary Johnson	Manager	December 24, 2008
Gary Johnson

WESTERN PLAINS ENERGY, L.L.C.

WESTERN PLAINS ENERGY L.L.C.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL

REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

The Securities Exchange Act of 1934 defines internal control over financial reporting in Rules 13a-15(f) and 15d-15(f) as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•                  Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of September 30, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members and Board of Managers

Western Plains Energy, L.L.C.

We have audited the accompanying balance sheets of Western Plains Energy, L.L.C. as of September 30, 2008 and 2007, and the related statements of income, changes in members’ equity, and cash flows for the years ended September 30, 2008, 2007, and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Plains Energy, L.L.C. as of September 30, 2008 and 2007, and the results of its operations, and its cash flows for the years ended September 30, 2008, 2007, and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
December 12, 2008

WESTERN PLAINS ENERGY, L.L.C.

BALANCE SHEETS

SEPTEMBER 30, 2008 AND 2007

	2008	2007

ASSETS

CURRENT ASSETS
Cash	$2,501,358	$625,511
Accounts receivable	6,143,322	3,219,078
Accounts receivable - government subsidies	371,919	246,889
Inventory	4,197,096	5,003,137
Prepaid expense	207,971	203,215
Commodities trading account- futures and options contracts	2,332,214	2,188,278
Total current assets	15,753,880	11,486,108

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Water rights	340,408	340,408
Land improvements	1,148,566	766,586
Manufacturing equipment	38,811,073	38,282,030
Buildings	2,960,664	1,679,925
Vehicles	490,599	490,599
Grain handling and other equipment	3,742,557	1,183,763
Office equipment, furniture, fixtures	178,640	174,803
Construction-in-progress	—	3,488,767
Spare parts	712,425	402,693
	49,086,804	47,511,446
Less: Accumulated depreciation	(28,037,844)	(21,712,858)
	21,048,960	25,798,588

OTHER ASSETS
Investment in industrial development revenue bonds	32,000,000	32,000,000
Loan origination fees, net	196,655	230,363
Financing fees, net	167,253	173,985
Deposits	97,834	97,834
	32,461,742	32,502,182

TOTAL ASSETS	$69,264,582	$69,786,878

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,116,316	$3,129,432
Accrued interest	4,765	8,582
Current portion of long term debt	8,119	934,825
Total current liabilities	6,129,199	4,072,839

LONG TERM DEBT	—	9,021

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 16,002 issued	10,910,140	10,910,140
Class B Capital Units, 12,068 issued	7,940,895	8,640,895
Class C Capital Units, 350 issued	250,000	250,000
Membership distributions	(70,610,800)	(65,728,800)
Accumulated comprehensive (loss)	(2,990,013)	(2,331,970)
Retained earnings	85,635,160	81,964,753
Total members’ equity	31,135,382	33,705,018
.	.
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$69,264,582	$69,786,878

Please refer to accompanying notes to financial statements

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF  INCOME

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2008, 2007, AND 2006

	2008	2007	2006

REVENUE	$119,228,676	$108,761,200	$108,044,168
COST OF SALES	107,404,082	84,457,974	55,377,115
GROSS PROFIT	11,824,594	24,303,226	52,667,053

EXPENSES
General and administrative expenses	2,443,180	2,835,635	2,235,393
Depreciation expense	6,324,986	5,858,935	5,644,319
Amortization expense	40,440	40,440	40,440
Total expenses	8,808,606	8,735,010	7,920,152

Income from operations	3,015,988	15,568,216	44,746,901

Other income (expense)
Interest expense	(115,879)	(110,092)	(241,950)
Interest income	25,954	57,480	164,052
Interest from industrial development revenue bonds	1,120,000	1,120,000	1,120,000
Plant lease expense	(1,120,000)	(1,120,000)	(1,120,000)
Grant and subsidy income	731,174	1,125,000	1,349,630
Other income (expense)	13,170	15,672	(122,666)

Total other income	654,419	1,088,060	1,149,066

NET INCOME	3,670,407	16,656,276	45,895,967

Unrealized losses on grain contracts	(658,043)	(2,236,677)	(63,481)

COMPREHENSIVE INCOME	$3,012,365	$14,419,599	$45,832,486

NET INCOME PER UNIT
BASIC AND DILUTED	$129.15	$583.10	$1,606.99

DISTRIBUTIONS PER UNIT	$171.43	$1,000.00	$1,000.00
WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	28,420	28,560	28,560

Please refer to accompanying notes to financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 30,  2006, 2007 and 2008

	Class A		Class B		Class C		Membership	Retained	Accumulated
	Units	Amount	Units	Amount	Units	Amount	Distributions	Earnings	Comprehensive	Total

Balance September 30, 2005	16,002	10,910,140	12,208	8,640,895	350	250,000	(8,608,800)	19,412,510	(31,812)	30,572,933

Distributions to members	—	—	—	—	—	—	(28,560,000)	—	—	(28,560,000)

Change in grain hedge contracts	—	—	—	—	—	—	—	—	(63,481)	(63,481)

Net income	—	—	—	—	—	—	—	45,895,967	—	45,895,967

Balance September 30, 2006	16,002	10,910,140	12,208	8,640,895	350	250,000	(37,168,800)	65,308,477	(95,293)	47,845,419

Distributions to members	—	—	—	—	—	—	(28,560,000)	—	—	(28,560,000)

Change in grain hedge contracts	—	—	—	—	—	—	—	—	(2,236,677)	(2,236,677)

Net income	—	—	—	—	—	—	—	16,656,276	—	16,656,276

Balance September 30, 2007	16,002	$10,910,140	12,208	$8,640,895	350	$250,000	$(65,728,800)	$81,964,753	$(2,331,970)	$33,705,018

Distributions to members							(4,882,000)			(4,882,000)

Redemption of 140 units class B			(140)	(700,000)						(700,000)

Change in grain hedge contracts									(658,043)	(658,043)

Net income								3,670,407		3,670,407

Balance September 30, 2008	16,002	$10,910,140	12,068	$7,940,895	350	$250,000	$(70,610,800)	$85,635,160	$(2,990,013)	$31,135,383

Note:  Membership unit balances reflect the 7:1 stock split effective March 10, 2008.

Please refer to accompanying notes to financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2008, 2007, AND 2006

	2008	2007	2006

OPERATING ACTIVITIES
Net income	$3,670,407	$16,656,276	$45,895,967
Depreciation	6,324,986	5,858,935	5,644,319
Amortization	40,440	40,440	40,440
Gain on disposal of equipment	—	(5,473)	—
Change in unrealized losses on grain hedging contracts	(658,043)	(2,236,677)	(63,481)
Changes in assets and liabilities
Accounts receivable	(2,924,244)	2,405,541	(2,033,752)
Accounts receivable - Government Subsidies	(125,030)	(24,825)	268,808
Inventory	806,041	(3,546,673)	57,796
Prepaid expenses	(4,756)	(155,211)	(15,614)
Accounts payable and accrued expenses	2,986,883	750,717	407,551
Accrued interest	(3,817)	6,219	(3,695)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,112,868	19,749,270	50,198,340

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,575,358)	(4,433,862)	(1,908,675)
Investment in commodity trading accounts	(27,830,037)	(21,319,616)	(1,107,098)
Withdrawals from commodity trading accounts	27,686,101	19,333,404	1,225,000
NET CASH (USED IN) INVESTING ACTIVITIES	(1,719,294)	(6,420,074)	(1,790,773)

FINANCING ACTIVITIES
Distributions to members	(4,882,000)	(28,560,000)	(28,560,000)
Proceeds from notes payable	20,000,000	20,850,000	80,475
Payment of notes payable	(20,935,727)	(19,983,923)	(6,183,706)
Acquisition of membership units	(700,000)	—	—
NET CASH (USED IN) FINANCING ACTIVITIES	(6,517,727)	(27,693,923)	(34,663,231)

NET INCREASE (DECREASE) IN CASH	1,875,847	(14,364,727)	13,744,335

CASH - BEGINNING OF PERIOD	625,511	14,990,238	1,245,903

CASH - END OF PERIOD	$2,501,358	$625,511	$14,990,238

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$119,696	$103,872	$245,647

Please refer to accompanying notes to financial statements.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS

Principal Business Activity

Western Plains Energy, L.L.C. (a Kansas limited liability company with its principal place of business in Gove County, Kansas) owns and operates a 40 million gallon nameplate capacity ethanol plant. Western Plains Energy, L.L.C. (the “Company”) was organized on July 10, 2001.  The Company began its principal operations in January 2004.

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

Derivatives and Financial Instruments

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in the fair value of derivatives are recorded as a component of Cost of Sales unless the normal purchase or sale exception applies or hedge accounting is elected.

The Company enters into derivative instruments including future contracts, swap agreements and options to fix prices for a portion of future raw material requirements. The Company has designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require the Company to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.   The Company has included in its cost of sales an aggregate of $1,989,689 of losses on completed contracts related to its hedging activities and has recorded an aggregate of $658,043 of unrealized losses as a charge to comprehensive income for the year ended September 30, 2008.  This compares to losses on contracts of $1,311,604 and $800,662, and unrealized losses of $2,236,677 and $63,481 for the years ended September 30, 2007 and 2006, respectively.  At September 30, 2008, the commodities trading account-futures and options contracts amounted to $2,332,214, compared to $2,188,278 at September 30, 2007, which represents the lower of the cost or fair market value of the futures and options contracts recorded on the balance sheet.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

Depreciation expense for the years ended September 30, 2008 and 2007 amounted to $6,324,986 and $5,858,935, respectively. For the year ended September 30, 2006, depreciation expense amounted to $5,644,319.

Long-Lived Assets

The Company reviews the value of its non-current assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded if the sum of the estimated future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the estimated fair market value of the asset to the carrying amount of the asset. Such assessments did not result in any adjustment to the value of non-current assets.

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

Concentration of Credit Risk

The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits.  At September 30, 2008, the Company’s balances exceeded insured limits by $2,618,856.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and long-term debt. Fair values were assumed to approximate carrying values for these financial instruments other than long term debt because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s long-term debt approximated fair value based on the current market conditions for similar debt instruments.

Income Taxes

The Company is organized as a limited liability company under state law. As a limited liability company that has elected to be taxed as a partnership, the Company’s earnings pass through to the members and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements.

Earnings Per Capital Unit

For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance.  The Company has no potentially dilutive securities outstanding.

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

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS 131, “Reporting Comprehensive Income,” which requires the reporting of all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized.  This encompasses unrealized gains and losses from available-for-sale securities held. The Company recorded comprehensive losses of $658,043 and $2,236,677 for the fiscal years ended September 30, 2008 and September 30, 2007, respectively, and a $63,481 comprehensive loss for the year ended September 30, 2006, which recognized a decrease in the fair value of unfulfilled future purchase contracts for raw materials at those dates.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

Accounts Receivable

The Company’s accounts receivable are due from distributors in the ethanol and livestock feed industries. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. There was no allowance for doubtful accounts at September 30, 2008 or 2007.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory reserves are established for obsolescence based on expiration dating of perishable products and excess levels of inventory on hand. Inventories at September 30, 2008 and 2007 consist of the following:

	2008	2007
Raw materials	$2,115,341	$3,247,008
Work-in-process	1,502,208	894,381
Finished goods	579,547	861,748
Total	$4,197,096	$5,003,137

Shipping and Handling

The cost of shipping products to customers is included in cost of goods sold.  Amounts billed to a customer in a sale transaction related to shipping and handling is classified as revenue.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting procedures. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is expected to expand the use of fair value measurements, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will be effective for the Company’s 2009 fiscal year and was required to be adopted by the Company effective October 1, 2008. Management at this time has not evaluated the impact, if any, of adopting SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of our fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations (revised 2007).” This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R will be effective for our fiscal year beginning October 1, 2009, and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

In February 2008, FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on January 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, is not expected to have a material effect on the Company’s consolidated financial statements. The Company is currently assessing the impact, if any, of SFAS No. 157 relating to its planned October 1, 2009, adoption of the remainder of the standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133”, which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of the adopting this statement.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAB No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which becomes effective upon approval by the SEC. the standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

NOTE 3 – MEMBERS’ EQUITY

As specified in the Company’s Third Amended and Restated Operating Agreement, the Company has four classes of membership capital units: Class A, B, C and D. Capital units of each class were issued in denominations of $5,000.

Class A and Class B capital units were offered for sale in the public offering.  A total of 27,769 Class A and B capital units were offered at a price of $714.29 per unit (adjusted to reflect the split) pursuant to a registration statement filed with the Securities and Exchange Commission, with a minimum of $15,735,000 and a maximum of $19,835,000 proceeds from such offering of units.

The Company’s Class A capital units were offered only to producers of agricultural products, with a minimum purchase of two (2) Class A Capital Units per investor.  The Company also

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

offered to sell Class B capital units with a minimum purchase of seven (7) Class B capital units per investor.

The Offering was completed in 2003 with 14,840 Class A and 12,208 Class B units sold for gross proceeds of $19,330,000.

For Class C capital units subscribed in a private placement prior to the public offering, 10% of the offering price was due upon subscription with the remaining amount executed as a promissory note due at the call of the Board of Managers. In 2003, the Company closed the sale of 350 Class C Units, totaling $250,000, from Ethanol Products, LLC.

Class D capital units were offered for sale prior to the public offering at a price of $5,000 per unit to the members of the Board of Managers and certain others. Total equity raised from the sale of Class D units was $415,000 during the year ended December 31, 2001. Upon completion of the public offering, which occurred in March 2003, 581 Class D units automatically converted into 1,162 Class A capital units.  The Company must approve all transfers or other dispositions of capital units.

On February 29, 2008, the Board of Managers announced that effective March 10, 2008, our units of membership interest would be split on a seven to one (7:1) basis.  All units and per unit disclosures reflect the effect of the 7:1 split.  Subsequent to the split, the Company purchased 140 Class B units from a member.  The resulting outstanding units at September 30, 2008 are as follows:

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

SEPTEMBER 30, 2008 AND 2007

Upon dissolution of the Company, and after the payment of all debts and liabilities of the Company, the assets shall be distributed to the unit holders ratably in proportion to the credit balances in their respective capital accounts for all classes of units.

The Company made distributions to its members of $4,882,000 during the fiscal year ended September 30, 2008. In the fiscal years ended September 30, 2007 and 2006, distributions totaling $28,560,000 were paid in each fiscal year.

NOTE 4 - FINANCING ARRANGEMENTS

Construction and permanent financing

During July 2003, the Company entered into a credit agreement (“Credit Agreement”) with Ag Country Farm Credit Services, FLCA (“AgCountry”) that established a $22,000,000 (or 55% of construction costs, whichever is less) multiple-advance, non-revolving construction loan for construction of the ethanol plant. The construction note expired August 1, 2004, with the amount outstanding converted into a permanent term loan to be amortized over a 10 year period. This loan was paid in full June 30, 2006. $5,000,000 of this note was converted to a revolving credit facility to reduce interest costs and to aid cash management. During the construction period, interest-only payments equal to the London Interbank Offered Rate (LIBOR) plus 4% were due monthly.

During August 2004, the Company converted the construction loan into a term loan, which was repaid in quarterly principal payments of $425,000 plus accrued interest based on the 30 day LIBOR indexed rate of LIBOR plus 4.00%, and a $5,000,000 credit line (the “Revolving Loan”). The Revolving Loan was paid in full during September 2004. In addition, the Company entered into an agreement with Ag Country in October 2004 that established a $3,500,000 expansion loan to fund a portion of a plant expansion to increase ethanol production to 40,000,000 gallons per year nameplate capacity. This note was paid in full prior to September 30, 2005.

The term loan was subject to certain restrictive covenants, and required payment of origination, participation and other fees totaling $337,107 and an annual administrative fee of $25,000. The $362,107 of financing costs are being amortized over the life of the loan (10 years), commencing with the loan’s conversion into a permanent loan in August 2004. Of that amount, $40,440 was amortized and expensed in each of the years ended September 30, 2008, 2007, and 2006. In the fiscal year ended September 30, 2005, $41,005 was amortized and $10,669 was amortized over the nine months ended September 30, 2004. The annual administrative fee is amortized over 12 months.

The Third Amendment to the Credit Agreement was executed on March 7, 2006, which increased allowable dividends to up to 75% of net income with distributions up to 100% of net income, so long as the Company maintains working capital that exceeds $5,000,000 and a

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

defined leverage ratio of 0.60:1. The Amendment also waived certain compliance requirements for dividends paid in prior periods.

The Fourth Amendment to the Credit Agreement was entered into on October 2, 2006, which reduced the variable interest rate applicable to the Revolving Loan to LIBOR plus 2.50%. In addition, the annual administration fee was suspended and the quarterly “unused commitment fee” was reduced from 0.5% to 0.25% of the unused Revolving Loan balance during the quarter. The Capital Expenditure section was deleted and replaced with a requirement for pre-approval of capital expenditures in excess of $2,500,000 for any fiscal year. Written approval is required for capital expenditures which exceed this limit.

The Fifth Amendment to the Credit Agreement was entered into on May 2, 2007, which increased the Revolving Loan limit to $8,000,000 and reduced the variable interest rate from LIBOR plus 2.50% to LIBOR plus 2.00%.

There was no outstanding balance on the Revolving Loan at September 30, 2008.

During the period ended September 30, 2004, the Company entered into two irrevocable standby letters of credit (the “Letters of Credit”) for $120,000 and $500,000, respectively.  The Letters of Credit are for the benefit of the Company’s utility provider.  The Letters of Credit expire on December 31, 2011.

The Company purchased a new vehicle on June 30, 2006. The purchase was financed partially by the value of a vehicle traded-in ($11,133), and the balance of $34,825 was financed by an offer from GMAC financing for a term of 36 months with no interest. The monthly payment is $902 and the balance of the note on September 30, 2008 was $8,119.

In December 2005, the Company purchased 80 acres of land for $96,000. The terms of the agreement required the Company to pay $24,000 prior to December 31, 2005, and an additional $24,000 prior to January 31, 2006. All payments were made in a timely manner. The balance of $24,000 was paid in January 2008 plus accrued interest at the rate of 6.0% per annum.

At September 30, 2008, the current portion of long term debt consisted of $8,119 of the GMAC financing agreement, discussed above and at September 30, 2007, the balance of $934,825 included $900,000 outstanding under the Revolving Loan Agreement with AgCounty Farm Credit, $24,000 related to the 80 acre land purchase, also discussed above, and $10,825 of the GMAC financing agreement.  The long-term portion consisted of $9,021 due under the GMAC financing agreement.

NOTE 5 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company has entered into various agreements regarding its formation, operation and management. Significant agreements are as follows:

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

Employee 401(k) Plan

The Company established a 401(k) retirement plan on November 1, 2004 for its employees. The Company matches employee contributions to the plan up to 5% of each eligible employee’s gross compensation. The amount contributed by the Company is vested 25% per year on behalf of the employee. The Company contributed $64,924, $99,033, and $88,421 for fiscal years ended September 30, 2008, 2007 and 2006, respectively.

Energy Management Services

The Company has entered into an agreement with U.S. Energy Service, Inc. for energy management and engineering services.  The initial term of the agreement expired on August 31, 2003, and is renewable for one-year terms unless terminated by either party with 30 days advance notice.  The agreement provides for fees of $2,800 per month.   The agreement was renewed through August 31, 2008, and again through August 31, 2009.

Sales Service Agreement

The Company has entered into an agreement with United Bio Energy, LLC (“UBE”) (see Notes 7 and 10) for the sale of the bulk feed grade products (distillers grains) produced from the plant.  The agreement expired September 30, 2008, and was automatically renewed for a one-year term pursuant to the terms of the agreement.  Under the terms of the agreement, UBE purchases all products at a price equal to 98% or 97.5% of the selling price depending on whether it is wet or dry grains, less applicable freight.  If the product is sold to members of the Company, UBE will pay an additional 0.5% to the members, less applicable freight.  UBE is responsible for billing and account servicing of the product sales and for losses related to non-payment unless such non-payment relates to substandard products.

 Marketing Agreement

The Company entered into an agreement on October 31, 2001 with Ethanol Products, LLC (see Notes 7 and 10) for the marketing of the Company’s ethanol and certain administrative services.  The agreement as amended on October 18, 2002, has a term of five years and commenced upon start of ethanol production, with a fee of $0.01 per gallon of ethanol produced.  On November 24, 2008, the Company entered into a new five (5) year marketing agreement with Ethanol Products, LLC dba POET Ethanol Products. The commencement date of the new agreement will be February 1, 2009 for a five (5) year term, and will automatically renew for an additional five (5) year period unless terminated by either party ninety (90) days prior to the end of the term. The Marketing and Service Fee rendered by the marketer shall be one percent (1%) of the net-back sales price per gallon of our ethanol sold.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

Storage Expansion Contract

The Company entered into a contract to construct two 250,000 bushel grain bins, two hammer mills, and all the required conveyance and other infrastructure to connect the storage facility, the new bins, and the ethanol plant. The total contract price is $2,961,105 plus change orders and upgrades totaling $247,144 during the fiscal year ended September 30, 2007, and $372,916 during fiscal year ended September 30, 2008. All payment requests were paid prior to September 30, 2008, pursuant to the terms of the contract.

Back-up Transformer

The Company contracted with its energy supplier to purchase a back-up transformer capable of supplying the entire facility in the event that the existing transformer fails. The Company paid $124,730 upon execution of the contract and the balance of $96,176 was paid during the fiscal year ended September 30, 2008, upon delivery of the transformer to its facility.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has reimbursed members of the Board of Managers for certain expenses incurred by the Company and paid by the members of the Board of Managers including attending Board meetings. Expense reimbursements for the years ended September 30, 2008, 2007, and 2006, totaled $53,796, $43,035 and $29,944, respectively.

Ethanol Products, LLC, the exclusive marketer of our ethanol, owns all 350 Class C capital units, purchased for $250,000.  Revenues were concentrated in Ethanol Products which purchases denatured ethanol, while United Bio Energy, LLC, a former affiliate of ICM, Inc. (the general contractor and builder of our plant), purchases distillers grain from the Company on a delivered basis. The following table displays amounts of product purchased by the Company’s marketers with the related marketing fees paid:

	2008	2007	2006
Ethanol Products
Revenue (including freight)	$99,514,563	$91,189,858	$97,066,671
Marketing fees paid	(555,631)	(462,771)	(455,353)
United Bio Energy
Revenue (including Freight)	$20,807,356	$18,510,882	$11,728,308
Marketing fees paid	(537,612)	(476,769)	(295,458)

NOTE 7 – INCENTIVE PAYMENTS

During the fiscal years ended September 30, 2008, and 2007, the Company received no federal incentive payments for its ethanol production. During the fiscal year ended September 30, 2006, the Company received $224,630 as incentive payments pursuant to a United States Department

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

of Agriculture Bio-Energy program. This program was terminated by the U.S.D.A. on June 30, 2006.  Additionally, the Company qualifies for additional production incentive payments under a State of Kansas program.  The Kansas program is limited to an amount of $1,125,000 per year for each producer in excess of five million gallons per year at the rate of $0.075 per gallon. During the year ended September 30, 2008, the Company recorded revenue of $731,174, received an aggregate of $359,255, and recorded a receivable of $371,919 from the Kansas incentive program.  The Company qualified for the maximum payment of $1,125,000 and recorded this amount of income during the fiscal years ended September 30, 2007, and  2006. The reduction in recorded income for the fiscal year ended September 30, 2008 is due to additional ethanol plants qualifying for the program which caused a proration of payments received by all participants in the program.

NOTE 8 – SALE / LEASEBACK TRANSACTION

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

The $160,000 of financing fees paid to the bond underwriter and $42,040 of legal and other cost associated with the bond closing are being amortized over the 30-year life of the bonds. A total of $ 6,732 of amortization expense was recognized during each of the years ended September 30, 2008, 2007 and 2006.

The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments on the plant.  Both the bond and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the periods ended September 30, 2008, 2007 and 2006 were $1,120,000 per year. This amount is equal to the lease expense of the plant in each respective period.

NOTE 9 – CONCENTRATION OF CUSTOMERS

The Company sells essentially all of its products to two marketers, which in turn sell to other purchasers.  The Company has executed an exclusive marketing agreement with Ethanol Products LLC (“Ethanol Products”) of Wichita, Kansas (see Notes 6 and 7) to market the ethanol produced at its plant.  The agreement is effective for an initial term of five years beginning

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

January 2004.  A new agreement with Ethanol Products will commence effective February 1, 2009 and is automatically renewable for subsequent five-year terms unless terminated by either party prior to expiration.  Ethanol Products has agreed to purchase all of the ethanol that is produced at the plant.  Ethanol Products is solely responsible for determining the price and terms at which the ethanol acquired from the plant is sold and to whom it is sold.

The Company also has executed an exclusive agreement with UBE to market all of the distillers grains produced at the plant.  The initial term of the agreement with UBE expired September 30, 2006 and has automatically renewed for successive one-year terms.  The agreement is automatically renewed each year unless terminated by the Company or UBE following 90 days advance written notice.

NOTE 10 - REGULATION

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

NOTE 11 - SUBSEQUENT EVENTS

Based on the Company’s financial results for the quarter ended September 30, 2008, the Board of Managers declared a distribution to members equal to $50 per unit totaling $1,421,000. This distribution was paid December 10, 2008.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference From
3.1(i)	Articles of Organization	Appendix A of our prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2002 (File No. 333-74982)

3.1(ii)	Third Amended and Restated Operating Agreement	Exhibit 3 to our Form 10-QSB for the quarter ended June 30, 2003

4.1	Form of Class A Capital Unit Certificate	Exhibit 4.1 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

4.2	Form of Class B Capital Unit Certificate	Exhibit 4.2 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

4.3	Form of Class C Capital Unit Certificate	Exhibit 4.3 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.1	Credit Agreement with AgCountry Farm Credit Services, FLCA dated July 29, 2003	Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (File No. 333-74982)

10.2	DDGS/SWGS Marketing Agreement with ICM Marketing, Inc., dated October 1, 2001	Exhibit 10.5 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.3	Land Exchange Agreement, dated November 23, 2001	Exhibit 10.9 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.4	Real Estate Purchase Agreement, dated December 21, 2001	Exhibit 10.10 to our Form SB-2 filed with the Commission on May 1, 2002 (File No. 333-74982)

10.5	Well Construction and Pumping Agreement, dated November 19, 2001	Exhibit 10.11 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.6	Design/Build Agreement with ICM Inc., dated April 4, 2002	Exhibit 10.12 to our Form SB-2 filed with the Commission on May 1, 2002 (File No. 333-74982)

10.7	Agreement between the Company and ICM, Inc. dated August 26, 2004 for expansion of our plant	Exhibit 10.7 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 0-50714)

10.8	Agreement between the Company and United Bio Energy Ingredients, LLC, dated August 2, 2004	Exhibit 10.8 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 0-50714)

10.9	Form of Second Amendment to the Credit Agreement with AgCountry dated July 29, 2004	Exhibit 10.9 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 0-50714)

10.10	Promissory Note/Loan Agreement with AgCountry dated November 16, 2004	Exhibit 10.10 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 0-50714)

10.11	Third Amendment to Credit Agreement with AgCountry dated March 7, 2006	Exhibit 10.1 to our Report on Form 8-K dated March 27, 2006 (File No. 0-50714)

10.12	Fourth Amendment to Credit Agreement with AgCountry dated October 2, 2006	Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 0-50714)

10.13	Employment Agreement with Steven McNinch effective January 25, 2007	Exhibit 10.1 to our Report on Form 8-K dated April 17, 2007 (File No. 0-50714)

10.14	Fifth Amendment to Credit Agreement with AgCountry dated May 2, 2007	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-50714)

10.15	Ethanol Marketing Agreement with Ethanol Products, L.L.C. d/b/a POET Ethanol	Exhibit 10.1 to our Report on Form 8-K dated November 24, 2008 (File No. 0-50714)

14.1	Western Plains Energy, L.L.C. Code of Ethics for Principal Executive and Senior Financial Officers	Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 (File No. 0-50714)

31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith