Form 10-Q
period 2008-12-31
WESTERN PLAINS ENERGY LLC
filed 2009-02-17
CIK 1161049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended:  December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No  ☒.

As of February 13, 2009, 16,002 Class A Capital Units, 12,068 Class B Capital Units and 350 Class C Capital Units of the registrant were outstanding.

WESTERN PLAINS ENERGY, L.L.C.

References in this report to agreements to which Western Plains Energy, L.L.C. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements.  Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and the exhibits listed therein.

i

WESTERN PLAINS ENERGY, L.L.C.

BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$3,686,547	$2,501,358
Accounts receivable	3,389,995	6,143,322
Accounts receivable - government subsidies	371,919	371,919
Inventory	4,911,358	4,197,096
Prepaid expense	425,912	207,971
Commodities trading accounts - futures and options contracts	618,738	2,332,214
Total current assets	13,404,469	15,753,880

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	1,194,186	1,148,566
Water rights	340,408	340,408
Manufacturing equipment	38,811,073	38,811,073
Buildings	2,960,664	2,960,664
Vehicles	490,599	490,599
Office equipment, furniture, fixtures	178,640	178,640
Grain Handling and other Equipment	3,743,801	3,742,557
Spare parts	727,145	712,425
Construction-in-progress	20,412	—
	49,168,800	49,086,804
Less: Accumulated depreciation	(29,636,957)	(28,037,844)
	19,531,843	21,048,960

OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Loan origination fees, net	188,228	196,655
Financing fees, net	165,570	167,253
Deposits	97,834	97,834
	32,451,632	32,461,742

TOTAL ASSETS	$65,387,944	$69,264,582

WESTERN PLAINS ENERGY, L.L.C.

BALANCE SHEETS

(continued)

	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,641,564	$6,116,316
Accrued interest	5,025	4,765
Current portion of long term debt	5,413	8,119
Total current liabilities	4,652,002	6,129,200

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 16,002 issued	10,910,140	10,910,140
Class B Capital Units, 12,068 issued	7,940,895	7,940,895
Class C Capital Units, 350 issued	250,000	250,000
Membership distributions	(72,031,800)	(70,610,800)
Accumulated comprehensive (loss)	(2,332,755)	(2,990,013)
Retained earnings	83,999,462	85,635,160
Total members’ equity	28,735,942	31,135,382

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$65,387,944	$69,264,582

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

(UNAUDITED)

	2008	2007

REVENUE	$24,500,388	$23,253,045
COST OF SALES	23,972,320	20,458,088
GROSS PROFIT	528,068	2,794,957

EXPENSES
General and administrative expenses	576,068	678,092
Depreciation expense	1,599,113	1,575,243
Amortization expense	10,110	10,110
Total expenses	2,185,291	2,263,445

Income (loss) from operations	(1,657,223)	531,512

Other income (expense)
Interest expense	(5,041)	(5,632)
Interest from Industrial Development Revenue Bonds	280,000	280,000
Plant lease expense	(280,000)	(280,000)
Interest income	26,566	12,525

Total other income	21,525	6,893

NET INCOME (LOSS)	(1,635,698)	538,405

Other comprehensive income
Unrealized gains (losses) on grain hedging contracts	657,258	(828,520)

COMPREHENSIVE (LOSS)	$(978,440)	$(290,115)

NET INCOME (LOSS) PER UNIT BASIC AND DILUTED	$(57.55)	$18.85

WEIGHTED AVERAGE UNITS OUTSTANDING BASIC AND DILUTED	28,420	28,560

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

(UNAUDITED)

	2008	2007

OPERATING ACTIVITIES

Net income (loss)	$(1,635,698)	$538,405

Depreciation	1,599,113	1,575,243

Amortization	10,110	10,110
Conversion of unrealized losses on grain hedging contracts to realized loss	1,023,139	467,329

Changes in assets and liabilities

Accounts receivable	2,753,327	(2,042,237)

Accounts receivable - Government Subsidies	—	246,889

Inventory	(714,262)	1,767,646

Prepaid expenses	(217,941)	(246,539)

Accounts payable and accrued expenses	(1,474,752)	2,257,347

Accrued interest	260	(2,089)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,343,296	4,572,104

INVESTING ACTIVITIES

Purchase of property and equipment	(81,996)	(681,264)

Investment in commodities trading accounts	(7,239,990)	(7,401,269)

Withdrawals from commodities trading accounts	8,587,585	7,387,914
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,265,599	(694,619)

FINANCING ACTIVITIES

Payments on notes payable and line of credit	(2,706)	(903,608)

Member distributions	(1,421,000)	(2,040,000)
NET CASH (USED IN) FINANCING ACTIVITIES	(1,423,706)	(2,943,608)

NET INCREASE IN CASH	1,185,189	933,877

CASH - BEGINNING OF PERIOD	2,501,358	625,511

CASH - END OF PERIOD	$3,686,547	$1,559,388

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  For further information, refer to the financial statements of the Company as of and for the year ended September 30, 2008, including the notes thereto, included in the Company’s Form 10-K.

Certain amounts from financial statements for the three months ended December 31, 2007 have been reclassified to conform to current period presentation.

(2)        Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.  Inventory consists principally of raw material, work-in-process and finished goods.  Inventories at December 31, 2008, and September 30, 2008, consist of the following:

	December 31, 2008	September 30, 2008
Raw materials	$3,259,118	$2,115,341
Work-in-process	1,010,758	1,502,208
Finished goods	641,482	579,547
	$4,911,358	$4,197,096

(3)        Investments

Commodities trading accounts – futures and options contracts

The Company attempts to minimize the effects of changes in the price of agricultural commodities by using derivative instruments including future contracts, swap agreements and options to fix prices for a portion of future raw material requirements. The Company has designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require the Company to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.   The Company has included in its cost of sales an aggregate of $1,023,139 of losses on completed contracts related to its hedging activities and has recorded an aggregate of $657,258 of unrealized gains in comprehensive income for the period ended December 31, 2008.  At December 31, 2008, the commodities trading account-futures and options contracts amounted to $618,738, which represents the lower of the cost or fair market value of the futures and options contracts recorded on the balance sheet.

(4)        Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that provides property tax savings on the plant site. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest amounts since they offset; however, they are recorded for accounting purposes.  Both the bonds and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the industrial revenue bonds for the three month period ended December 31, 2008 was $280,000.  This amount is equal to the lease expense of the plant.

(5)        Distribution to Members

During the period ended December 31, 2008, the Company made cash distributions to its members aggregating $1,421,000 in accordance with the terms of its Operating Agreement.

(6)        Forward Stock Split

On February 29, 2008, the Company’s Board of Managers approved a 7:1 forward split of the Class A, Class B and Class C membership units, effective March 10, 2008. All units and per unit disclosures reflect the effect of this split, for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following narrative describes the results of operations for Western Plains Energy, L.L.C. (“we,” “our” or the “Company”) for the three month period ended December 31, 2008, which we refer to as the first quarter of fiscal 2009, and compares those results to the comparable period ended December 31, 2008.  It also discusses our financial condition at December 31, 2008, and compares it to our financial condition at fiscal year end September 30, 2008.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2008, including the audited financial statements and notes included therein.  The financial statements included in this report, including our balance sheet at December 31, 2008, the statements of income for the three months ended December 31, 2008 and 2007 and our statements of cash flows for the three months ended December 31, 2008 and 2007 are unaudited.

Results of Operations

Overview.  The following table highlights certain of our operating results for the three month periods ended December 31, 2008 and 2007:

	Three Months Ended December 31,
	2008	2007
Revenue	$24,500,388	$23,253,045
Income (loss) from operations	(1,657,223)	531,512
Other income	21,525	6,893
Net income (loss)	(1,635,698)	538,405
Comprehensive (loss)	(978,440)	(290,115)
Net comprehensive income (loss) per unit	(58)	19

Our income from operations declined significantly for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, primarily as the result of an increase in the cost of grain.  For the first quarter of fiscal 2009, we reported a net loss of $1,635,698 on revenue of $24,500,388 compared to net income of $538,405 on revenue of $23,253,045 for the same period in fiscal 2008.  Gross profit for the first quarter of fiscal 2009 was $528,068, or 2.2% of revenue, compared to $2,794,957, or 12.0% of revenue, for the same period in fiscal 2008.

We believe fiscal 2009 will continue to present challenges to our business similar to those encountered during fiscal 2008.  Beginning in the first quarter of fiscal 2009, grain prices retreated from the record highs experienced in fiscal 2008; however, the decrease in prices did not occur early enough in the quarter to have a positive impact on our financial results.  Ethanol prices have also decreased as gasoline prices have declined over the past several months, which in turn put pressure on margins in the entire ethanol industry.  In response to these factors, we plan to continue to operate our plant as efficiently as possible and are exploring new and improving technologies which may enable us to achieve greater efficiencies.

Net income.  We recorded a net loss for the first quarter of fiscal 2009 of $1,635,698 compared to net income of $538,405 for the comparable period in fiscal 2008.  We attribute this $2,174,103 reduction in net income to a 27.1% increase in the average price paid for grain, net of hedging activity, in the first quarter of fiscal 2009 compared to the same period of fiscal 2008. This reduction in net income was tempered somewhat by a 42% increase in the price of distillers grain sold in the first quarter of fiscal 2009 compared to the same period of fiscal 2008. In addition, we sold 3.3% more ethanol and 4.0% more distillers grain during this period compared to the same period of fiscal 2008.  The net loss recorded in the first quarter of 2009, coupled with our quarterly loss in the fourth quarter of fiscal 2008, illustrates the difficult environment grain-based ethanol producers are facing as we move forward in fiscal 2009.

Revenue.  Revenue for the first quarter of fiscal 2009 increased 5.4% from the comparable period of fiscal 2008.  This increase is attributable to an average price increase of $15.27 per ton for distillers grain sold during the first quarter of fiscal 2009 compared to the same period of fiscal 2008, partially offset by a decrease of 12.1% in the average price for ethanol sold during the first quarter of fiscal 2009, as compared to the same period of fiscal 2008.  The amount of ethanol we sold in the first quarter of fiscal 2009 increased 3.3% compared to the same period of fiscal 2008.

The anticipation of increased supply of ethanol by the petroleum industry and recent decreases in petroleum prices has led to reduced demand for future sales of ethanol. We continue to see the market hesitant to make any long term contract obligations until the supply situation is less ambiguous.  Recent experience has shown that forward contracting time frames have generally not exceeded approximately three months in advance, and we believe this trend will continue for the foreseeable future. We continue to employ forward contracting as a technique to hedge against further ethanol price declines.  To the extent that our hedging strategy for ethanol proves inaccurate in any material respect, our future revenue could be adversely affected.  Hedging strategies become more difficult to employ, the farther into the future we attempt to mitigate our market risk for ethanol prices.  Since market prices for ethanol trend with petroleum prices, the volatility in petroleum prices during the summer and fall of 2008 has made it difficult to anticipate future ethanol price movements.

Cost of Goods Sold.  Our cost of goods sold as a percentage of revenue for the first quarter of fiscal 2009 totaled 98.0%.  This compares to cost of goods sold during the same period of fiscal 2008 of 88%.  We believe the price of grain and related hedge activities accounted for the increase in cost of goods sold.

The increase in grain prices during the first quarter of fiscal 2009 is a direct result of the record high prices reached in the grain markets during the summer of 2008.  Although spot grain prices fell dramatically during the first quarter of fiscal 2009 compared to the record high levels experienced in 2008, a large portion of our grain for delivery during the first half of the quarter was contracted at price levels substantially higher than spot prices at that time.  Our price paid in relation to market prices has subsequently corrected, allowing us to purchase grain at or below current market levels in the latter part of the first quarter and into the second quarter of fiscal 2009.  Based on our perception that 2009 will see weaker exports of corn and lower domestic ethanol production compared to 2008, we anticipate that the increased supply of grain will help grain prices remain favorable for us through the balance of fiscal 2009.

General and Administrative Expenses.  General and administrative expenses for the first quarter of fiscal 2009 decreased 15.0% from the comparable period of fiscal 2008.  This difference is primarily attributable to a decrease in labor costs reflecting a decrease in bonuses paid in fiscal 2009, as compared to fiscal 2008.

Depreciation.  Depreciation during the first quarter of fiscal 2009 increased 1.5% from the comparable period of fiscal 2008, reflecting capital improvements to our tank farm and elevator completed in the fourth quarter of fiscal 2008.  Overall, total expenses decreased 3.5% during the first quarter of fiscal 2009 from the comparable period of 2008.

Other Income (Expense).  Total other income increased $14,632 from the first quarter of fiscal 2008 to $21,525 during the first quarter of fiscal 2009.  An increase in interest income of 112.1% and a decrease in interest expense of 10.5%, reflecting a larger amount of funds on hand, contributed to the increase in other income.

Gain (Loss) on Hedging Activities.  During the first quarter of fiscal 2009, we reported $657,258 of unrealized gains on hedging contracts.  This compares to unrealized losses of $828,520 during the first quarter of fiscal 2008. However, there is no assurance that these gains will be realized when the underlying contracts mature.  We recorded a comprehensive loss of $978,440 in the first quarter of fiscal 2009 compared to a comprehensive loss of $290,115 in fiscal 2008. Although we recorded a gain on unrealized hedging contracts in the first quarter of fiscal 2009, as opposed to a loss in fiscal 2008, our comprehensive losses were greater in the first quarter of fiscal 2009 from the comparable period in fiscal 2008 due to the net operating loss recorded during the 2009 period.

Liquidity and Capital Resources

Overview.  The following table highlights certain information relating to our liquidity and capital resources at December 31 and September 30, 2008:

	December 31, 2008	September 30, 2008
Working Capital	$8,752,467	$9,624,680
Current Assets	13,404,469	15,753,880
Current Liabilities	4,652,002	6,129,200
Long-term Debt	—	—
Members’ Equity	28,735,942	31,135,382

Our working capital at December 31, 2008 decreased 9.1% from year-end September 30, 2008.  This decrease is attributable to the cash distribution to members made in December 2008 in the amount of $1,421,000, a reduction in accounts receivable and a reduction in the value of our commodities trading accounts.  Our current ratio, representing current assets divided by current liabilities, was 2.88:1 at December 31, 2008, as compared to 2.57:1 at September 30, 2008.  Notwithstanding the slight decrease in working capital, we believe our operations will continue to generate sufficient working capital to fund our needs, however, we may not continue to make distributions to our members in the future which are similar in size and frequency as those in prior years.

Working Capital.  Current assets decreased 14.9% from fiscal year end September 30, 2008 to December 31, 2008.  Cash increased by 47.3% while accounts receivable decreased by 44.8%. Inventory and prepaid expenses increased by 17.0% and 104.8%, respectively; however, these increases were more than offset by a decrease in value of futures contracts of 73.5%.

Current liabilities decreased 24.1% from fiscal year end to December 31, 2008.  We attribute the decrease primarily to fewer unpaid grain contracts at December 31, 2008 and a payment during the quarter for property taxes.  We maintain a line of credit to finance short-term working capital requirements in the amount of $8,000,000 and there is presently no outstanding balance.  We believe our line of credit, in addition to our anticipated cash flow in the foreseeable future, will provide sufficient liquidity and capital resources.

Cash Flow.  Cash generated from operating activities during the first quarter of fiscal 2009 was $1,343,296, a decrease of 70.6% from the first quarter of fiscal 2008.  Although there were increases and decreases in certain components of operating activities, the primary reason for the overall decrease in cash generated from operating activities during the period was a net loss of $1,635,698 in fiscal 2009, as compared to net income of $538,405 in fiscal 2008. In the first quarter of 2009, our investing activities provided cash compared to the comparable period in 2008, when we used cash,  This difference is primarily due to a decrease in property and equipment purchases and an increase of $1,199,670 in withdrawals from commodity trading accounts in 2009.

Cash used in financing activities during the first quarter of fiscal 2009 decreased significantly from the first quarter of fiscal 2008.  Distributions to members decreased $619,000 as a result of less cash generated by operations during the latter part of fiscal 2008. In addition, our revolving line of credit was paid off in the first quarter of fiscal 2008, and there have been no draws during the first quarter of fiscal 2009.

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

• statements concerning the benefits that we expect will result from our business activities and certain transactions that we may complete, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

• statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk, as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes in the commodity prices of grain and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears a variable interest rate.  At December 31, 2008, this line of credit was paid in full; however, it is likely we will continue to draw on this line of credit as our financial needs dictate.

We have not entered into any hedging transactions in connection with our note, although we may consider such an arrangement in the future, if appropriate.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are valued and recorded in our comprehensive income.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain would produce an increase in the fair value of our derivative instruments equal to approximately $61,874 based on our positions at December 31, 2008.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of December 31, 2008, the fair value of our derivative instruments for grain is an asset in the amount of $618,738.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices as of the contract delivery date will have the greatest impact on the value of our derivative instruments.

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

We estimate that our expected grain usage is approximately 17.6 million bushels per year for the production of 48 million gallons of ethanol.  We have price protection for approximately 26% of our expected grain usage for fiscal year ended September 30, 2009 using CBOT futures and options and over-the-counter option contracts.  As we move forward, additional protection may be necessary.  As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required in an effort to solidify our margins into fiscal year 2009.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 8% of our natural gas needs through April 2009.  Additionally, we estimate the forward coverage to be 25% for the balance of fiscal 2009.  We opted for additional coverage due to the extreme volatility in the commodities markets in fiscal 2008.  However, if natural gas prices continue to remain at levels lower than historical price levels, additional coverage may not be needed in the near future.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table below presents the fair value of our derivative instruments as of December 31, 2008 and September 30, 2008 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change – Market Risk
September 30, 2008	$2,332,214	$233,221
December 31, 2008	$618,738	$61,874

Item 4.  Controls and Procedures

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

WESTERN PLAINS ENERGY, L.L.C.

Date: February 13, 2009	By:	/s/ Steve McNinch
Steve McNinch
Chief Executive Officer/General Manager

Date: February 13, 2009	By:	/s/ Richard Sterrett
Richard Sterrett,
Principal Financial Officer