Form 10-Q
period 2009-03-31
WESTERN PLAINS ENERGY LLC
filed 2009-05-15
CIK 1161049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☒

As of May 15, 2009, 16,002 Class A Capital Units, 12,068 Class B Capital Units and 350 Class C Capital Units of the registrant were outstanding.

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

i

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED BALANCE SHEETS

	MARCH 31, 2009	SEPTEMBER 30, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,750,941	$2,501,358
Accounts receivable	5,227,309	6,143,322
Accounts receivable - government subsidies	371,919	371,919
Inventory	3,633,034	4,197,096
Prepaid expenses	530,129	207,971
Commodities trading accounts - futures and options contracts	1,311,397	2,332,214
Total current assets	14,824,729	15,753,880

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	1,194,186	1,148,566
Water rights	340,408	340,408
Manufacturing equipment	38,811,073	38,811,073
Buildings	3,005,022	2,960,664
Vehicles	490,599	490,599
Office equipment, furniture, fixtures	178,640	178,640
Grain Handling and other Equipment	3,743,801	3,742,557
Spare parts	727,144	712,425
Construction-in-progress	210,202	—
	49,402,947	49,086,804
Less: Accumulated depreciation	(31,230,843)	(28,037,844)
	18,172,104	21,048,960

OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Loan origination fees, net	179,801	196,655
Financing fees, net	163,887	167,253
Deposits	97,834	97,834
	32,441,522	32,461,742

TOTAL ASSETS	$65,438,355	$69,264,582

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,719,586	$6,116,316
Accrued interest	4,926	4,765
Current portion of long term debt	2,706	8,119
Total current liabilities	4,727,218	6,129,200

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 16,002 issued	10,910,140	10,910,140
Class B Capital Units, 12,068 issued	7,940,895	7,940,895
Class C Capital Units, 350 issued	250,000	250,000
Membership distributions	(73,452,800)	(70,610,800)
Accumulated comprehensive income	(2,163,960)	(2,990,013)
Retained earnings	85,226,862	85,635,160
Total members’ equity	28,711,137	31,135,382

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$65,438,355	$69,264,582

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE  AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2009	2008	2009	2008

REVENUE	$22,545,319	$28,344,119	$47,045,707	$51,597,164
COST OF SALES	19,129,066	24,777,543	43,101,386	45,235,631
GROSS PROFIT	3,416,253	3,566,576	3,944,321	6,361,533

EXPENSES
General and administrative expenses	603,303	633,926	1,179,371	1,312,018
Depreciation expense	1,593,886	1,578,482	3,192,999	3,153,725
Amortization expense	10,110	10,110	20,220	20,220
Total expenses	2,207,299	2,222,518	4,392,590	4,485,963

Income (loss) from operations	1,208,954	1,344,058	(448,269)	1,875,570

Other income (expense)
Interest expense	(4,932)	(59,148)	(9,973)	(64,780)
Interest from Industrial Development Revenue Bonds	280,000	280,000	560,000	560,000
Plant lease expense	(280,000)	(280,000)	(560,000)	(560,000)
Bioenergy incentive program income	—	885,063	—	885,063
Interest income	16,688	3,366	43,255	15,891
Other income	6,689	8,807	6,689	8,807

Total other income	18,445	838,088	39,971	844,981

NET INCOME (LOSS)	1,227,399	2,182,146	(408,298)	2,720,551

Other comprehensive income
Unrealized gains (losses) on grain hedging contracts	168,795	(3,418,160)	826,053	(4,246,680)

COMPREHENSIVE INCOME (LOSS)	$1,396,194	$(1,236,014)	$417,754	$(1,526,129)

NET INCOME (LOSS) PER UNIT BASIC AND DILUTED	$43.19	$76.78	$(14.37)	$95.73

WEIGHTED AVERAGE UNITS OUTSTANDING BASIC AND DILUTED	28,420	28,420	28,420	28,420

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$(408,298)	$2,720,551
Depreciation	3,192,999	3,153,725
Amortization	20,220	20,220
Conversion of unrealized gains (losses) on grain hedging contracts to realized gains(losses)	985,263	(1,515,372)
Changes in assets and liabilities
Accounts receivable	916,013	(2,452,049)
Accounts receivable - Government Subsidies	—	(638,174)
Inventory	564,062	(766,485)
Prepaid expenses	(322,158)	(132,126)
Accounts payable and accrued expenses	(1,396,730)	1,536,492
Accrued interest	161	(5,283)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,551,532	1,921,499

INVESTING ACTIVITIES
Purchase of property and equipment	(316,143)	(1,066,013)
Investment in commodities trading accounts	(12,626,871)	(12,225,682)
Withdrawals from commodities trading accounts	13,488,478	10,862,853
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	545,464	(2,428,842)

FINANCING ACTIVITIES
Member distributions	(2,842,000)	(3,461,000)
Proceeds from notes payable and line of credit	—	8,500,000
Payments on notes payable and line of credit	(5,413)	(4,030,315)
Acquisition of membership units	—	(700,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,847,413)	308,685

NET INCREASE (DECREASE) IN CASH	1,249,583	(198,658)

CASH - BEGINNING OF PERIOD	2,501,358	625,511

CASH - END OF PERIOD	$3,750,941	$426,853

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  For further information, refer to the financial statements of the Company as of and for the year ended September 30, 2008 including notes thereto, included in the Company’s Form 10-K.

Certain amounts from the March 31, 2008 financial statements have been reclassified to conform to current period presentation.

(2)                                  Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.  Inventory consists principally of raw material, work-in-process and finished goods.  Inventories at March 31, 2009, and September 30, 2008, consist of the following:

	March 31, 2009	September 30, 2008

Raw materials	$2,256,650	$2,115,341
Work-in-process	981,845	1,502,208
Finished goods	394,539	579,547
	$3,633,034	$4,197,096

(3)                                  Investments

Commodities trading accounts — futures and options contracts

The Company attempts to minimize the effects of changes in the price of agricultural commodities by using derivative instruments including future contracts, swap agreements and options, to fix prices for a portion of future raw material requirements. The Company has designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require the Company to record the derivative assets and liabilities at their fair value on the balance sheet, with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.   The Company has included in its cost of sales an aggregate of $985,263 of gains on completed contracts related to its hedging activities and has recorded an aggregate of $826,053 of unrealized gains in comprehensive income for the period ended March 31, 2009.  At March 31, 2009, the commodities trading account-futures and options contracts amounted to $1,311,397, which represents the lower of the cost or fair market value of the futures and options contracts recorded on the balance sheet.

(4)                                  Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that provides property tax savings on the plant site. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest amounts since they offset; however, they are recorded for accounting purposes.  Both the bond and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the six month period ended March 31, 2009 was $560,000.  This amount is equal to the lease expense of the plant.

(5)                                  Distribution to Members

During the quarterly periods ended March 31, 2009, the Company made cash distributions to its members of $1,421,000 in each quarter, respectively, for a total of $2,842,000 during the six month period ended March 31, 2009.  The distributions were made in accordance with the terms of the Company’s Operating Agreement.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following narrative describes the results of operations for Western Plains Energy, L.L.C. (“we”, “our” or the “Company”) for the three and six month periods ended March 31, 2009, which we refer to as the second quarter and first six months of fiscal 2009, respectively, and compares those results to the comparable periods ended March 31, 2008.  It also discusses our financial condition at March 31, 2009 and compares it to our financial condition at fiscal year end September 30, 2008.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2008, including the audited financial statements and notes included therein.  The financial statements included in this report, including our balance sheet at March 31, 2009, the statements of income for the three and six months ended March 31, 2009 and 2008 and our statements of cash flow for the six months ended March 31, 2009 and 2008 are unaudited.

Results of Operations

Overview. The following table highlights certain of our operating results for the three and six month periods ended March 31, 2009 and 2008:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

Revenue	$22,545,319	$28,344,119	$47,045,707	$51,597,164
Income (loss) from operations	1,208,954	1,344,058	(448,269)	1,875,570
Other income	18,445	838,088	39,971	844,981
Net income (loss)	1,227,399	2,182,146	(408,298)	2,720,551
Comprehensive income (loss)	1,396,194	(1,236,014)	417,754	(1,526,129)
Net income (loss) per unit	$43.19	$76.78	$(14.37)	$95.73

Our operating results declined slightly during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, and declined significantly for the first six months of fiscal 2009 compared to the same period in 2008, primarily as a result of a substantial decrease in the price of ethanol sold during fiscal 2009.  For the second quarter of fiscal 2009, we reported net income of $1,227,399 on revenue of $22,545,319 compared to net income of $2,182,146 on revenue of $28,344,119 for the same period in fiscal 2008. However, due to lower grain prices, which is the main component of our cost of sales, our gross profit increased for the second quarter of fiscal 2009.  Gross profit was $3,416,253, or 15.2% of revenue, compared to $3,566,576, or 12.6% of revenue, for the same period in fiscal 2008.

For the first six months of fiscal 2009, we reported a net loss of $408,298 on revenue of $47,045,707, compared to net income of $2,720,551 on revenue of $51,597,164 for the same period in fiscal 2008.  Gross profit for the first six months of fiscal 2009 was $3,944,321, or 8.4% of revenue, compared to $6,361,533, or 12.3% of revenue, for the same period in fiscal 2008.

Although the cost of grain and natural gas has eased in the first six months of fiscal 2009 as compared to the comparable period in fiscal 2008, the decreases were not enough to compensate for the decline in the price we received for the ethanol sold during the first six months of fiscal 2009.  The current environment faced by the ethanol industry has led some ethanol producers to file for bankruptcy protection and others to reduce ethanol production.  We believe we are in a more favorable financial position than some of our competitors as a result of our low debt ratio.  We plan to continue to operate our plant as efficiently as possible and will continue to attempt to weather the current pressures in the ethanol market.

Net income.  Net income for the second quarter of fiscal 2009 decreased $954,747, or 43.8%, from the comparable period of fiscal 2008.  Net income for the first six months of fiscal 2009 decreased $3,128,849, or 115.0%, from the comparable period of fiscal 2008. We attribute the decrease in net income to a 30% lower average price received for ethanol in the second quarter of fiscal 2009 and a 16% lower average price received for ethanol for the first six months of fiscal 2009, compared to the same respective periods of fiscal 2008.  The prices at which we sold our distillers grains were 4.4% and 4.0% higher during the second quarter and first six months of 2009, respectively, compared to the comparable periods of fiscal 2008.

Revenue.  Revenue for the second quarter of fiscal 2009 decreased 20.5% from the comparable period of fiscal 2008.  This decrease is attributable to a 30% decrease in the price received for our ethanol; however, a 2.2% and a 5.2% increase in production of ethanol and distillers grains, respectively, enabled us to sell 6.0% more ethanol and 4.5% more distillers grain in the second quarter of fiscal 2009 than the comparable period of fiscal 2008. The increase in sales, in conjunction with a slight increase in the price of distillers grain sold, lessened the negative effect of the decline in ethanol prices.

Revenue for the first six months of fiscal 2009 decreased 8.8% from the comparable period of fiscal 2008, primarily as a result of lower prices received for our ethanol.  We sold 4.2% more ethanol and 4.1% more distillers grain, respectively, during the first six months of fiscal 2009 compared to the same period of 2008, which partially offset the decline in revenue from the lower prices received from our ethanol sales.

As a result of an ongoing research and development project, we have steadily increased our ethanol production over time.  Our current permit with Kansas Department of Health and Environment allows us to produce up to 50.2 million gallons of anhydrous ethanol in any consecutive 12 month period. Forecasts based upon our current production rates indicate that we are approaching this limit, which in turn may require us to reduce our production slightly for the remainder of the fiscal year.  The petroleum industry’s anticipation of increased supply of ethanol has led to slow forward sales of ethanol.  We continue to see the market hesitant to make any long term contract obligations until the supply situation is better defined. Approximately 88% of our estimated production has been contracted through our third quarter of fiscal 2009.

Cost of Sales.  Our cost of sales as a percentage of revenue for the second quarter of fiscal 2009 totaled 84.9%.  This compares to cost of sales during the same period of fiscal 2008 of 87.4%.

Our cost of sales as a percentage of revenue for the first six months of fiscal 2009 totaled 91.6%, compared to cost of sales during the same period of fiscal 2008 of 87.7%.

We believe the slight increase in cost of sales as a percentage of revenue during the second quarter and first six months of fiscal 2009, respectively, is primarily attributable to the decrease in the price we received for our ethanol during fiscal 2009.  Our cost of grain (net of hedging activities) for the second quarter of fiscal 2009 and first six months of fiscal 2009 decreased 32% and 11%, respectively, as compared to the average grain cost in the comparable periods in fiscal 2008.  Grain costs have decreased during the first six months of fiscal 2009, primarily as a result of lower anticipated grain demand, which has been affected at least in part by a substantial number of ethanol plants reducing or curtailing production, a greater than anticipated carryout inventory of corn, and weaker exports.  While we have benefitted from lower grain prices during fiscal 2009, the price decreases have not been significant enough to offset the decreasing price we have received for our ethanol during this period.  This is what caused our cost of sales as a percentage of revenue to increase for the first six months of fiscal 2009 in spite of lower grain prices.

Our natural gas costs for the first six months of fiscal 2009 decreased 25.1% from the comparable period of 2008 due to decreasing market prices for natural gas during this period.  During the first quarter of fiscal 2009, natural gas (net of hedging activities) represented approximately 4.4% of our cost of sales, compared to 6.1% for the first quarter of fiscal 2008.  During the second quarter of fiscal 2009, this ratio increased slightly to 6.4%, as compared to 7.2%, for the second quarter of fiscal 2008.  Energy hedge losses realized for the second quarter of fiscal 2009 and the first six months of fiscal 2009 were $66,740 and $204,820, respectively, as compared to realized gains of $106,270 and $100,060, for the same periods of fiscal 2008.

General and Administrative Expenses.  General and administrative expenses decreased 4.8% during the second quarter of fiscal 2009 compared to second quarter of fiscal 2008, and decreased 10.1% for the first six months of fiscal 2009 from the comparable period of fiscal 2008.  The most significant components related to the decrease in administrative expenses are insurance and salaries.  Insurance expense decreased by 37.9% reflecting a savings from participating in a captive (partially self insured) program developed for a selected group of ethanol producers.  Salary expenses decreased by 25.9% primarily due to a reduction in bonuses paid in fiscal 2009, compared to fiscal 2008.

Depreciation.  Depreciation during the second quarter of fiscal 2009 increased 1.0% from the comparable period of fiscal 2008, reflecting the additional depreciation from capital improvements to our grain storage facility, storage tank and load out facility, and metering and piping for our wells.  Depreciation during the first six months of fiscal 2009 increased 1.2% from comparable periods of fiscal 2008, which also reflects additional depreciation expense associated with these capital improvements.

Other Income (Expense).   Other income decreased $819,643 from the second quarter of fiscal 2008 to $18,445 during the second quarter of fiscal 2009 and $805,010 from the first six months of fiscal 2008 to $39,971 during the first six months of fiscal 2009.  This decrease represents the absence of income from the bioenergy incentive program we have received in prior years.  As a result of additional ethanol plants participating in the current program year, coupled with the state’s budget constraints, we elected not to accrue any income related to this program until payment is received. We expect payments for the program to be mailed in August 2009.

Interest income increased $13,322 from the second quarter of 2008 to $16,688 during the second quarter of fiscal 2009 and $27,364 from the first six months of fiscal 2008 to $43,255 during the first six months of fiscal 2009.  The increase in interest income in both periods reflects a larger average cash balance on deposit as compared to the same respective periods of fiscal 2008.  Interest expense decreased $54,216 from the second quarter of 2008 to $4,932 during the second quarter of fiscal 2009 and $54,807 from the first six months of fiscal 2008 to $9,973 during the first six months of fiscal 2009, primarily due to a decrease in the average outstanding balance of our line of credit during fiscal 2009 compared to fiscal 2008.

Gain (Loss) on Hedging Activities.  During the second quarter of fiscal 2009, we reported $168,795 of unrealized gains on hedging contracts.  This compares to unrealized losses of $3,418,160 for the same period in fiscal 2008.  During the first six months of fiscal 2009, we reported $826,053 of unrealized gains on hedging contracts, compared to unrealized losses of $4,246,680 for the same period in fiscal 2008.  However, there is no assurance that these gains will be realized when the underlying contracts mature.

As a result of an improvement in our hedging positions in fiscal 2009, we recorded comprehensive income of $1,396,194 in the second quarter of fiscal 2009 compared to a comprehensive loss of $1,236,014 in fiscal 2008 and comprehensive income of $417,754 during the first six months of fiscal 2009 compared to a comprehensive loss of $1,526,129 in the same period fiscal 2008.

Liquidity and Capital Resources

Overview. The following table highlights certain information relating to our liquidity and capital resources at March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008
Working Capital	$10,097,512	$9,624,680
Current Assets	14,824,729	15,753,880
Current Liabilities	4,727,218	6,129,200
Long-term Debt	—	—
Members’ Equity	28,711,137	31,135,382

Our working capital at March 31, 2009 increased 4.9% from year-end September 30, 2008.  This modest increase is primarily attributable to net gains on hedging activities and lower accounts payable at March 31, 2009.  The effect of these items on working capital was tempered by lower inventory and commodity trading account values.  Our current ratio, representing current assets divided by current liabilities, was 3.14:1 at March 31, 2009, compared to 2.57:1 at September 30, 2008.

Working Capital.  Current assets decreased 5.9% from fiscal year end September 30, 2008 to March 31, 2009.  Cash increased by 50.1% while accounts receivable decreased by 14.9%.  Inventory decreased 13.4% and prepaid expenses increased by 154.9%.  The dramatic increase in prepaid expenses is related to our natural gas suppliers requiring prepayment for the gas supplied to our ethanol plant.

Current liabilities decreased 22.9%, primarily due to a decrease in unpaid grain contracts at March 31, 2009 and a reduction in accounts payable related to natural gas contracts from September 30, 2008 to March 31, 2009.  We maintain a line of credit to finance short-term working capital requirements in the amount of $8,000,000.  At September 30, 2008 and March 31, 2009, there was no outstanding balance on this line of credit.  We believe our line of credit, in addition to our anticipated cash flow, will provide sufficient liquidity and capital resources for the foreseeable future.

Cash Flow.  Cash generated from operating activities during the first six months of fiscal 2009 was $3,551,532, an increase of 84.8% from the first six months of fiscal 2008.  Although there were increases and decreases in certain components of operating activities, the primary reason for the increase in cash generated from operating activities during the period was gains on hedging contracts, compared to the same period in fiscal 2008.  The increase was partially offset by a reduction in net income, an increase in prepaid expenses, and a decrease in accounts payable.

During the first six months of fiscal 2009, our investing activities provided cash of $545,464, compared to the same period of 2008 when we used cash of $2,428,842.  This difference is primarily due to a decrease in property and equipment purchases and an increase of $2,625,625 in withdrawals from commodity trading accounts in 2009.  The volatility in the commodity markets we experienced during fiscal 2008 has eased somewhat during fiscal 2009, which in turn has reduced our overall margin calls.

Cash used in financing activities during the first six months of fiscal 2009 was $2,847,413, compared to $308,685 generated during the comparable period of fiscal 2008.  Distributions to members decreased $619,000 during the first six months of fiscal 2009 to $2,842,000 as a result of less cash generated by operations during fiscal 2009.  In addition, our revolving line of credit was paid off during fiscal 2008 and there have been no draws during the first six months of fiscal 2009.

We paid $5,413 on our notes payable for the first six months of fiscal 2009, compared to receiving proceeds from our line of credit, net of payments, of $4,469,685 for the first six months of fiscal 2008.  The proceeds from our line of credit in fiscal 2008 were primarily used to pay margin calls related to grain hedging activities.

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

•                                          Drought and other environmental conditions;

•                                          Changes in our business plan; and

•                                          Volatility in the commodities market.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears variable interest rates. At this time we do not have an outstanding balance on this note.

We have not entered into any hedging transactions in connection with our notes, although we may consider such an arrangement in the future if appropriate.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are valued and recorded in our comprehensive income.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain and natural gas would produce an increase in the fair value of our derivative instruments equal to approximately $216,396 based on our positions at March 31, 2009.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of March 31, 2009, the fair value of our derivative instruments for grain and natural gas is a contra-asset in the amount of $2,163,960.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected grain usage is approximately 18 million bushels per year for the production of 48.6 million gallons of ethanol.  We have price protection for approximately 20% of our expected grain usage for fiscal year ended September 30, 2009 using CBOT futures and options and cash grain purchases.

As we move forward, additional protection may be necessary.  As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal 2010.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas. We estimate that we have forward contracts in place for approximately 33% of our natural gas needs through September 2009.  We opted for additional coverage due to the extreme volatility in the commodities markets during fiscal 2008.  However, natural gas prices have decreased during fiscal 2009 and if prices continue to remain at levels lower than historical price levels, additional coverage may not be needed in the near future.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of March 31, 2009 and March 31, 2008 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.  The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date.  The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change - Market Risk
March 31, 2009	$(2,163,960)	$216,396
March 31, 2008	$(6,578,650)	$657,865

We are also exposed to market risk from changes in ethanol prices.  These price fluctuations are minimized in part by advanced contract pricing of our ethanol, which is designed to establish a price floor for our ethanol sales.  Currently, we have entered into priced contracts for approximately 88% of our anticipated ethanol production through the third quarter of fiscal 2009, but have not contracted for the fourth quarter of  fiscal 2009 and beyond.  We may continue to sell ethanol using advanced contract pricing into fiscal 2010 to attempt to further reduce our risk related to price decreases.  While this strategy minimizes the risk associated with downward price fluctuations of ethanol, it may also prevent us from realizing the full benefit of upward price movements.  Although using priced contracts makes our revenue more predictable, we cannot predict the extent to which other factors such as inflation, government regulation or changing prices may affect our financial performance.

Item 4.  Controls and Procedures

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of members on March 23, 2009.  At the meeting, the members elected each of the two nominees for election to the Board of Managers by the holders of Class A Capital Units, as well as the nominee for election to the Board of Managers by the holders of Class B and C Capital Units.  The members also ratified the appointment of Stark Winter Schenkein & Co., LLP as the Company’s independent registered public accounting firm.

Election results for the managers elected by the holders of Class A Capital Units are as follows:

Name of Nominee	Votes For	Votes Withheld
Gary Johnson	195	0
Richard Sterrett	192	0

Election results for the manager elected by the holders of the Class B and Class C Capital Units are as follows:

Name of Nominee	Votes For	Votes Withheld
Scott Foote	6,685	0

Election results for the ratification of appointment of the independent registered public accounting firm are as follows:

	For	Against	Abstain
Class A members	184	3	10
Class B and C members	6,391	0	287

Item 6.  Exhibits

(a)  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve McNinch.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Scott Foote.
32	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve McNinch and Scott Foote.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN PLAINS ENERGY, L.L.C.

Date: May 15, 2009	By:	/s/ Steve McNinch
Steve McNinch
Chief Executive Officer/General Manager

Date: May 15, 2009	By:	/s/ Scott Foote
Scott Foote,
Principal Financial Officer