Form 10-Q
period 2009-06-30
WESTERN PLAINS ENERGY LLC
filed 2009-08-14
CIK 1161049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 14, 2009, 16,002 Class A Capital Units, 12,068 Class B Capital Units and 350 Class C Capital Units of the registrant were outstanding.

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

i

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED BALANCE SHEETS

	June 30, 2009	SEPTEMBER 30,2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,604,096	$2,501,358
Accounts receivable	5,518,506	6,143,322
Accounts receivable - government subsidies	371,919	371,919
Inventory	5,861,534	4,197,096
Prepaid expense	511,265	207,971
Commodities trading accounts - futures and options contracts	156,933	2,332,214
Total current assets	17,024,253	15,753,880

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	1,194,186	1,148,566
Water rights	340,408	340,408
Manufacturing equipment	39,029,727	38,811,073
Buildings	3,011,441	2,960,664
Vehicles	551,999	490,599
Office equipment, furniture, fixtures	178,640	178,640
Grain Handling and other Equipment	3,742,557	3,742,557
Spare parts	727,145	712,425
Construction-in-progress	318,597	—
	49,796,572	49,086,804
Less: Accumulated depreciation	(32,826,866)	(28,037,844)
	16,969,706	21,048,960

OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Loan origination fees, net	171,374	196,655
Financing fees, net	162,204	167,253
Deposits	97,834	97,834
	32,431,412	32,461,742

TOTAL ASSETS	$66,425,371	$69,264,582

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,826,022	$6,116,316
Accrued interest	5,000	4,765
Current portion of long term debt	—	8,119
Total current liabilities	4,831,022	6,129,200

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 16,002 issued	10,910,140	10,910,140
Class B Capital Units, 12,068 issued	7,940,895	7,940,895
Class C Capital Units, 350 issued	250,000	250,000
Membership distributions	(73,452,800)	(70,610,800)
Accumulated comprehensive income	(2,508,145)	(2,990,013)
Retained earnings	86,454,259	85,635,160
Total members’ equity	29,594,349	31,135,382

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$66,425,371	$69,264,582

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE  AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008

REVENUE	$23,021,707	$33,824,907	$70,067,414	$85,422,071
COST OF SALES	19,630,595	30,119,263	62,731,981	75,354,894
GROSS PROFIT	3,391,112	3,705,644	7,335,433	10,067,177

EXPENSES
General and administrative expenses	574,103	656,634	1,753,474	1,968,652
Depreciation expense	1,596,023	1,581,714	4,789,022	4,735,439
Amortization expense	10,110	10,110	30,330	30,330
Total expenses	2,180,236	2,248,458	6,572,826	6,734,421

Income from operations	1,210,876	1,457,186	762,607	3,332,756

Other income (expense)
Interest expense	(5,074)	(41,639)	(15,047)	(106,419)
Interest from Industrial Development Revenue Bonds	280,000	280,000	840,000	840,000
Plant lease expense	(280,000)	(280,000)	(840,000)	(840,000)
Bioenergy incentive program income	—	239,937	—	1,125,000
Interest income	17,020	1,174	60,275	17,065
Other income	4,575	—	11,264	8,807

Total other income	16,521	199,472	56,492	1,044,453

NET INCOME	1,227,397	1,656,658	819,099	4,377,209

Other comprehensive income (loss)
Unrealized gain (loss) on grain hedging contracts	(344,185)	1,498,030	481,868	(2,748,650)

COMPREHENSIVE INCOME	$883,212	$3,154,688	$1,300,966	$1,628,559

NET INCOME PER UNIT
BASIC AND DILUTED	$43.19	$58.29	$28.82	$154.02

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	28,420	28,420	28,420	28,420

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008

OPERATING ACTIVITIES
Net income	$819,099	$4,377,209
Depreciation	4,789,022	4,735,439
Amortization	30,330	30,330
Conversion of unrealized gains on grain hedging contracts to realized gains	1,336,005	1,307,063
Changes in assets and liabilities
Accounts receivable	624,816	(3,935,560)
Accounts receivable - Government Subsidies	—	(878,111)
Inventory	(1,664,438)	(2,930,599)
Prepaid expenses	(303,294)	9,650
Accounts payable and accrued expenses	(1,290,294)	7,282,054
Accrued interest	235	(6,127)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,341,481	9,991,348

INVESTING ACTIVITIES
Purchase of property and equipment	(709,768)	(1,143,740)
Investment in commodities trading accounts	(15,726,897)	(17,725,007)
Withdrawals from commodities trading accounts	17,048,041	13,950,670
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	611,376	(4,918,077)

FINANCING ACTIVITIES
Member distributions	(2,842,000)	(3,461,000)
Proceeds from notes payable and line of credit	—	13,800,000
Payments on notes payable and line of credit	(8,119)	(14,733,021)
Acquisition of membership units	—	(700,000)
NET CASH (USED IN) FINANCING ACTIVITIES	(2,850,119)	(5,094,021)

NET INCREASE (DECREASE) IN CASH	2,102,738	(20,749)

CASH - BEGINNING OF PERIOD	2,501,358	625,511

CASH - END OF PERIOD	$4,604,096	$604,762

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

(1)           Basis of Presentation

Western Plains Energy, L.L.C. (the “Company”) was organized under the laws of the State of Kansas on July 10, 2001.  Since inception, the Company has been engaged in the production of fuel-grade ethanol and byproducts.  The interim condensed financial statements included herein have been prepared by the Company, without audit, in accordance with the rules of the Securities and Exchange Commission pursuant to Item 210 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the balance sheets as of June 30, 2009 (unaudited) and September 30, 2008, the unaudited statements of operations for the three and nine months ended June 30, 2009 and 2008 and the unaudited statements of cash flows for the nine months ended June 30, 2009 and 2008, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended September 30, 2008.  Except as disclosed herein, there has been no material change to the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K.

Certain amounts from the June 30, 2008 financial statements have been reclassified to conform to current period presentation.

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on U.S. GAAP and the impact on the Company.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This topic was previously addressed only in auditing literature.  SFAS 165 is similar to the existing auditing guidance with some exceptions that are not intended to result in significant changes to practice. Entities are now required to disclose the date through which subsequent events have been evaluated, with such date being the date the financial statements were issued or available to be issued.  SFAS 165 is effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009.  Management is currently evaluating the impact of adopting this statement.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for public companies.  The codification will supersede all non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  Management is currently evaluating the impact of adopting this statement.

There were no other accounting standards and interpretations recently issued which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

(2)           Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.  Inventory consists principally of raw material, work-in-process and finished goods.  Inventories at June 30, 2009, and September 30, 2008, consist of the following:

	June 30, 2009	September 30, 2008

Raw materials	$4,034,801	$2,115,341
Work-in-process	1,181,708	1,502,208
Finished goods	645,025	579,547
	$5,861,534	$4,197,096

(3)           Investments

Commodities trading accounts — futures and options contracts

The Company attempts to minimize the effects of changes in the price of agricultural commodities by using derivative instruments including future contracts, swap agreements and options to fix prices for a portion of future raw material requirements. The Company has designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require the Company to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.   The Company has included in its cost of sales aggregate losses of $1,336,005 on completed contracts related to its hedging activities and has recorded aggregate unrealized gains of $481,868 in comprehensive income for the period ended June 30, 2009.  At June 30, 2009, the commodities trading account-futures and options contracts amounted to $156,933, which represents the lower of the cost or fair market value of the futures and options contracts recorded on the balance sheet.

(4)           Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that provides property tax savings on the plant site. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest amounts since they offset; however, they are recorded for accounting purposes.  Both the bond and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the nine month period ended June 30, 2009 was $840,000.  This amount is equal to the lease expense of the plant.

(5)           Distribution to Members

During the nine month period ended June 30, 2009, the Company made cash distributions to its members of $2,842,000.  The distributions were made in accordance with the terms of the Company’s Operating Agreement.

(6)           Forward Stock Split

On February 29, 2008, the Company’s Board of Managers approved a 7:1 forward split of the Class A, Class B and Class C membership units, effective March 10, 2008. All units and per unit disclosures reflect the effect of this split, for all periods presented.

(7)           Plant and Equipment

During the three month period ended June 30, 2009, we completed the installation of a new economizer on the thermo-oxidizer in our energy center at a cost of $218,655. In addition, we contracted to rebuild our trackmobile for $61,400, which is now in service.

In June 2009, we entered into a contract to add an additional grain receiving system to our grain elevator operation for $840,700.  A down payment of $177,996 was paid in June and is classified as Construction in Progress. This project is scheduled to be completed in early October 2009. Additionally, we began upgrading our elevator operation during the period.  These improvements are nearing completion and total $174,320, of which $140,601 is classified as Construction in Progress at June 30, 2009.

(8)           Subsequent Events

On June 22, 2009, the Company’s Board of Managers declared a cash distribution of $75 per outstanding membership unit to each member, for a total of $2,131,500. The distribution was paid July 13, 2009 to members of record on July 1, 2009, with the approval of the Company’s lender, AgCountry Farm Credit Services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following narrative describes the financial condition of Western Plains Energy, L.L.C. (“we”, “our” or the “Company”) at June 30, 2009 and compares it to our financial condition at fiscal year end September 30, 2008.  It also discusses our results of operations for the three and nine month periods ended June 30, 2009, which we refer to as the third quarter and first nine months of fiscal 2009, respectively, and compares those results to the comparable periods ended June 30, 2008.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2008, including the audited financial statements and notes included therein.  Certain financial statements included in this report, including our balance sheet at June 30, 2009, the statements of income for the three and nine months ended June 30, 2009 and 2008 and our statements of cash flow for the nine months ended June 30, 2009 and 2008, are unaudited.

Results of Operations

Overview.  The following table highlights certain of our operating results for the third quarter and the first nine months of fiscal 2009 and the comparable periods of fiscal 2008:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenue	$23,021,707	$33,824,907	$70,067,414	$85,422,071
Income from operations	1,210,876	1,457,186	762,607	3,332,756
Other income	16,521	199,472	56,492	1,044,453
Net income	1,227,397	1,656,658	819,099	4,377,209
Comprehensive income	883,212	3,154,688	1,300,966	1,628,559
Net income per unit	$43	$58	$29	$154

Our income from operations decreased slightly for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 and declined significantly for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, primarily as a result of a decrease in the price of ethanol sold.  The decrease in income from operations was tempered somewhat by a decrease in the cost of grain during fiscal 2009, which is the main component of our cost of sales.  For the third quarter of fiscal 2009, we reported net income of $1,227,397 on revenue of $23,021,707 as compared to net income of $1,656,658 on revenue of $33,824,907 for the same period in fiscal 2008. Gross profit for the third quarter of fiscal 2009 was $3,391,112, compared to $3,705,644 for the same period in fiscal 2008. Gross profit was 14.8% of revenue for the third quarter of fiscal 2009, as compared to 11.0% for the same period in fiscal 2008.

For the first nine months of fiscal 2009, we reported net income of $819,099 on revenue of $70,067,414 as compared to net income of $4,377,209 on revenue of $85,422,071 for the same period in fiscal 2008. The gross profit for the first nine months of fiscal 2009 was $7,335,433 compared to $10,067,177 for the same period in fiscal 2008. Gross profit was 10.5% of revenue for the nine months ended June 30, 2009, compared to 11.8% for the same period in fiscal 2008.

Net income. Net income for the third quarter of fiscal 2009 decreased $429,261 or 25.9% from the comparable period of fiscal 2008. Net income for the first nine months of fiscal 2009 decreased $3,558,110 or 81.3% from the comparable period of fiscal 2008.  The primary cause of this reduction was the decrease in the market price of ethanol and distillers grains experienced during fiscal 2009.

The price received for ethanol sold during the third quarter of fiscal 2009 decreased 33.8% as compared to the third quarter of fiscal 2008. The price for wet and dry distillers grains also decreased by

9.9% and 8.0%, respectively, for the third quarter of fiscal 2009, as compared to the same period of fiscal 2008. The decrease in market prices affecting net income was tempered somewhat by a 32.9% decrease in the cost of grain for the third quarter of fiscal 2009, as compared to the same period in 2008.

The price received for ethanol sold for the nine months ended June 30, 2009, was 25.2% lower than the comparable nine months of fiscal 2008. The price received for our dry distillers grain was 23.7% lower, while the price for our wet distillers grain increased 8.8% compared to the nine months ended June 30, 2008.  The increase in average price received for wet distillers grain reflects the fact that we used less fixed price contracts and relied more on at-market prices during 2009 than in 2008.

Revenue.  Revenue for the third quarter of fiscal 2009 decreased 32.0% from the comparable period of fiscal 2008. This decrease is attributable to a decline in market prices for ethanol and distillers grain in fiscal 2009 as compared to fiscal 2008, which in turn adversely affected the selling price of the ethanol we produced.  Revenue for the first nine months of fiscal 2009 decreased 18.0% compared to the same period of fiscal 2008 for the same reason.

As a result of an ongoing research and development project, we have steadily increased our ethanol production over time.  Our current permit with Kansas Department of Health and Environment allows us to produce up to 50.2 million gallons of anhydrous ethanol in any consecutive 12 month period. We continue to closely monitor our production levels so that we do not exceed this limit.

Cost of Goods Sold.  Our cost of goods sold as a percentage of revenue for the third quarter of fiscal 2009 totaled 85.3%. This compares to cost of goods sold during the same period of fiscal 2008 of 89.1%.  Our cost of goods sold as a percentage of revenue for the first nine months of fiscal 2009 totaled 89.6% compared to 88.3% during the same period of fiscal 2008.

The slight decrease in cost of goods sold as a percentage of revenue during the first nine months of fiscal 2009 is primarily attributable to the decreased cost of grain and natural gas, and the completion of a research and development project commenced during and primarily expensed in fiscal 2008.  We completed the research and development project in early fiscal 2009 and expensed $76,944 during the first three quarters of fiscal 2009, compared to $1,477,829 during the first three quarters of fiscal 2008, a decrease of 94%.  During the third quarter and first nine months of fiscal 2009, the average cost of grain decreased 32.9% and 19.3%, respectively, compared to similar periods of fiscal 2008.  During the third quarter and first nine months of fiscal 2009, our natural gas expense decreased approximately 56.2% and 39.1%, respectively, compared to the corresponding periods of fiscal 2008.  Energy hedge losses realized for the third quarter and first nine months of fiscal 2009 were $263,040 and $467,860, respectively, as compared to realized losses of $150,900 and $50,840 for the same periods of fiscal 2008.  Natural gas prices have decreased proportionally with the decrease in petroleum products during fiscal 2009. We have utilized swap contracts for natural gas to fix the price risk for roughly 67% of the estimated requirements for the balance of fiscal 2009 and 33% of first quarter fiscal 2010.

General and Administrative Expenses.  General and administrative expenses decreased 12.6% for the third quarter of fiscal 2009 compared to third quarter of fiscal 2008 while decreasing 11.0% for the first nine months of fiscal 2009 from the comparable period of fiscal 2008.  The primary components generating the decreases are a reduction in insurance expense and elimination of certain consulting services.

Depreciation.  Depreciation during the third quarter of fiscal 2009 increased 0.9% from the comparable period of fiscal 2008, reflecting the depreciation related to the improvements to our shipping and receiving facilities and other assets acquired during fiscal 2009.  Depreciation during the first nine months of fiscal 2009 increased 1.1% from comparable period of fiscal 2008, also reflecting additional depreciation related to the above-mentioned projects. Overall, total expenses decreased 3.0% in the third quarter and 2.4% for the nine months of fiscal 2009 to the comparable periods of 2008, primarily due to savings related to insurance, consulting services and administrative salaries.

Other Income (Expense).  The information below summarizes the significant increases (decreases) in items of other income and expense for the third quarter and first nine months of fiscal 2009 as compared to the same periods of fiscal 2008:

	Increase (Decrease) for the Periods Ended June 30, 2009 Compared to June 30, 2008
	3 Months	9 Months
Income from grants and subsidies	$(239,937)	$(1,125,000)
Interest income	15,846	43,210
Interest expense	(36,565)	(91,372)
Other income/expense	4,575	2,457

Income derived from the Kansas State Ethanol Production Incentive Program was not accrued for the nine months ended June 30, 2009 due to the uncertainty of available funds and number of producers participating in the program.  The receivable for government subsidies on our balance sheet at June 30, 2009 and September 30, 2008 reflects amounts accrued during the 2008 fiscal year, which we collected in the fourth quarter of fiscal 2009.  We will likely know in August 2009, prior to fiscal year end, if we will earn any production incentive funds, and will record any related income at that time.

Interest income increased for the third quarter and first nine months of fiscal 2009 because of a larger average cash balance on deposit as compared to fiscal 2008. Interest expense decreased for the third quarter and first nine months of fiscal 2009 when compared to the same periods of fiscal 2008, primarily due to a reduction in outstanding loans prior to the end of the fiscal year ended September 30, 2008.

Other income increased 27.9% during the first nine months of fiscal 2009 compared to the related period of fiscal 2008, which primarily reflects an increase in the prices we are charging to local farmers who lease our land for agricultural purposes.

Gain (Loss) on Hedging Activities.  During the third quarter of fiscal 2009, we reported $344,185 of unrealized losses on hedging contracts as compared to unrealized gains of $1,498,030 for the same period in fiscal 2008.  During the first nine months of fiscal 2009, we reported $481,868 of unrealized gains on hedging contracts as compared to unrealized losses of $2,748,650 for the same period in fiscal 2008.  Comprehensive income for the third quarter of fiscal 2009 decreased 72.0% from the same period of fiscal 2008.  This decrease is mainly due to the overall decrease in the market prices of ethanol and distillers grain incurred during this fiscal year. These unrealized gains or losses will eventually flow through to costs of goods sold when the contracts are closed out.

Liquidity and Capital Resources

Overview.  The following table highlights certain information relating to our liquidity and capital resources at June 30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008
Working Capital	$12,193,231	$9,624,680
Current Assets	17,024,253	15,753,880
Current Liabilities	4,831,022	6,129,200
Long-term Debt	0	0
Members’ Equity	29,594,349	31,135,382

Our working capital at June 30, 2009 increased 26.7% from year-end September 30, 2008. This increase is primarily attributable to the increased value of grain inventory, a decrease in accounts payable, an increase in cash on hand and an increase in prepaid energy expense. In addition, the current portion of long term debt was eliminated during the nine months ended June 30, 2009. These factors were tempered by a decrease in accounts receivable and current value of our commodity trading account.

Working Capital. Current assets increased 8.1% from fiscal year end September 30, 2008 to June 30, 2009. The increase during the first nine months of fiscal 2009 is due to an increase in cash on hand of $2,102,738, an increase in inventory of $1,664,438, and an increase in prepaid expenses of $303,294. These increases were partially offset by a decrease in accounts receivable and the value of commodity trading accounts. Current liabilities decreased $1,298,178 primarily due to a decrease in accounts payable for grain purchased and trade payables. We believe our cash flow in the foreseeable future will be sufficient to satisfy these liabilities without compromising other working capital needs.

Cash Flow.  Cash generated from operating activities during the first nine months of fiscal 2009 was $4,341,481, a decrease of 56.6% from the same period of fiscal 2008.  The decrease is primarily due to a decrease in net income, a decrease in accounts payable and an increase in prepaid expenses during the 2009 period as compared to the first nine months of fiscal 2008, which was tempered by a decrease in accounts receivable and an increase in inventory. Our inventory increased 39.7% from September 30, 2008 to June 30, 2009. Although the value of grain inventory per bushel was 27.1% higher at September 30, 2008 than at June 30, 2009, the quantity on hand at June 30, 2009 was 188.6% greater than at September 30, 2008.  The grain inventory was allowed to decrease during the time period surrounding our fiscal year end to make room for the incoming crop.

The amount of cash used in investing activities decreased significantly during the first nine months of fiscal 2009 compared to the same period of fiscal 2008, primarily due to a decrease of $433,972 in purchase of property and equipment during fiscal 2009, and a decrease of $5,095,481 in net investments in commodity markets in the first nine months of fiscal 2009 as compared to the same period of fiscal 2008. The amount of our grain and natural gas futures and options contracts subject to possible margin calls was reduced in fiscal 2009 compared to fiscal 2008.

Cash used in financing activities decreased dramatically during the first nine months of fiscal 2009 compared to the same period of fiscal 2008. The primary factor contributing to this decrease was the reduction in distributions paid to members during fiscal 2009 as compared to fiscal 2008, the absence of debt in fiscal 2009, and the acquisition of membership units which occurred in fiscal 2008, which was not repeated in fiscal 2009. Member distributions totaled $2,842,000 during the nine months ended June 30, 2009, as compared to $3,461,000 during the nine months ended June 30, 2008, reflecting the decrease in net income in fiscal 2009. Payments on notes payable and line of credit, net of proceeds from line of credit, for the nine months ended June 30, 2009 was $8,119 as compared to $933,021 for the comparable nine months ended June 30, 2008. We had no outstanding balances on notes payable or our line of credit as of June 30, 2009.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears variable interest rates.  At, this time we do not have an outstanding balance on this note.

We have not entered into any hedging transactions in connection with our note, although we may consider such an arrangement in the future if appropriate.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are valued and recorded in our comprehensive income.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain and natural gas would produce an increase in the fair value of our derivative instruments equal to approximately $250,815 based on our positions at June 30, 2009.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of June 30, 2009, the fair value of our derivative instruments for grain and natural gas is a contra-asset in the amount of $2,508,145.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

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

We estimate that our expected grain usage is approximately 18,000,000 bushels per year for the production of 48,500,000 gallons of ethanol.  We have price protection for approximately 95% of our expected grain usage for the fiscal year ending September 30, 2009 using CBOT futures and options and cash grain purchases.  As we move forward, additional protection may be necessary.  As grain prices move in reaction to market trends and information, our income statement may be affected depending on the impact such market movements have on the value of our derivative instruments.  Additional price protection may be required to solidify our margins into fiscal year 2010.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive benefit for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 67% of our natural gas needs through September 30, 2009.  We believe that the forward contracts will provide relatively flat gas prices for the fourth quarter of fiscal 2009 as compared to the third quarter of fiscal 2009.

We opted for additional coverage due to the extreme volatility in the commodities markets during fiscal 2008.  However, natural gas prices have decreased during fiscal 2009 and if prices  continue to remain at levels lower than historical price levels, additional coverage may not be  needed in the near future.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk.  The table presents the fair value of our derivative instruments as of June 30, 2009 and June 30, 2008 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
June 30, 2009	$156,933	$15,693
June 30, 2008	1,906,901	190,690

We are also exposed to market risk from changes in ethanol prices.  These price fluctuations are minimized in part by advanced contract pricing of our ethanol, which is designed to establish a price floor for our ethanol sales.  Currently, we have entered into priced contracts for approximately 88% of our anticipated ethanol production through the fourth quarter of fiscal 2009.  We may continue to sell ethanol using advanced contract pricing into fiscal 2010 to attempt to further reduce our risk related to price decreases.  While this strategy minimizes the risk associated with downward price fluctuations of ethanol, it may also prevent us from realizing the full benefit of upward price movements.  Although using priced contracts makes our revenue more predictable, we cannot predict the extent to which other factors such as inflation, government regulation or changing prices may affect our financial performance.

Item 4.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure.  As of June 30, 2009, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected or are likely to materially affect, our internal control over financial reporting.

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

WESTERN PLAINS ENERGY, L.L.C.

Date: August 14, 2009	By:	/s/ Steve McNinch
Steve McNinch
Chief Executive Officer/General Manager

Date: August 14, 2009	By:	/s/ Scott Foote
Scott Foote,
Principal Financial Officer