Form 10-K
period 2009-09-30
WESTERN PLAINS ENERGY LLC
filed 2009-12-29
CIK 1161049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the capital units held by non-affiliates of the registrant as of March 31, 2009 was $49,735,000, computed by reference to the price at which membership units were last sold prior to that date.  There is no established public trading market for our securities.

As of December 28, 2009, 16,002 Class A Capital Units, 12,068 Class B Capital Units and 350 Class C Capital Units of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  The Definitive Proxy Statement for the next annual meeting of members is incorporated by reference herein into Part III, Items 10-14.

Additional Information

Descriptions in this report are qualified by reference to the contents of any contract, agreement or other document described herein and are not necessarily complete.  Reference is made to each such contract, agreement or document filed as an exhibit to this report, or incorporated by reference as permitted by regulations of the Securities and Exchange Commission.  For more information regarding these documents, see the section titled “Exhibits” in this report.

Special Note Regarding Forward-Looking Statements

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

Item 1.  Business.

Overview.

Our business focuses on the production and sale of ethanol and its co-products.  Ethanol is a type of alcohol which in the United States, which we refer to as the U.S., is typically produced from corn, but may be produced from other grains and biomass.  Ethanol is primarily used as a blend component for gasoline, and is typically added by refiners or distributors to increase octane and reduce tailpipe emissions from vehicles.  The ethanol industry has grown significantly over the past few years, increasing production capacity in the U.S. by approximately 308% between 2003 and 2008.  The industry grew approximately 10.5% in 2009 and is projected to grow as much as an additional 18% in 2010. Production capacity in operation during 2009 decreased slightly due to the financial crisis of 2009.  This capacity has largely come back on-line as operating margins have improved in recent months. We believe that E85 and other blends greater than 10% (see “Our Products and Their Markets,” below) will also become increasingly important over time as an alternative to unleaded gasoline.

We produce fuel grade ethanol by processing corn and milo utilizing what is known as “dry-milling” technology.  The grain is received by semitrailer truck, weighed and cleaned of rocks and debris before it is conveyed to storage silos. The grain is then transported to a hammer mill or grinder where it is ground into flour and conveyed into a slurry tank for processing. We add water, heat and enzymes to break the ground grain into a mash. The mash is heat sterilized and pumped into a tank where other enzymes are added to convert the starches into glucose sugars. Next, the mash is pumped into one of four fermenters, where yeast is added to begin a 48 to 55 hour batch fermentation process. A distillation process vaporizes the alcohol from the mash. The alcohol is further dried in a rectifier and molecular sieve. The resulting 200 proof-alcohol is then pumped to shift tanks and blended to achieve a mixture consisting of approximately 97.8% ethanol and 2.2% gasoline as it is pumped into denatured ethanol storage tanks.

Grain mash exiting the distillation process is pumped into one of several centrifuges. Water from the centrifuges, called thin stillage, is condensed into a thicker syrup called condensed solubles. The solids that exit the centrifuge are called distillers wet grains (“WDGS”). A portion of these distillers wet grains are sold in that form and a portion are subsequently dried and mixed with condensed solubles to produce distillers grains with solubles, which may be used as animal feed and are known as distillers dry grains (“DDGS”).  See “Our Products and Their Markets,” below.  During our 2009 fiscal year, which ended September 30, 2009, we produced 48,659,282 gallons of fuel grade ethanol, 393,051 tons of WDGS and 15,766 tons of DDGS.

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

Recent Developments.

The financial crisis of 2009 was a challenging time for our company.  However, our conservative business model, our focus upon continuous operational improvements, and our lack of debt combined to result in positive returns to our investors.  At a time of negative returns on investment experienced throughout large sectors of the U.S. economy, we continued to provide distributions to our members.

The continued increase in production capacity in the ethanol industry during fiscal 2008 had a significant impact on our business.  Many ethanol producers completed construction of new plants or expansion of production capacity at existing plants.  We believe the increased production capacity helped drive grain prices higher and ethanol prices lower.  Record production capacity in the industry contributed to increasing the supply of ethanol to an amount approximately equal to anticipated demand in the market.  During most of fiscal year 2008, we continued to experience record-high grain prices and lower ethanol prices compared to prior years. These metrics adversely affected the entire ethanol industry during the second half of calendar 2007 and into the first part of 2008.

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

U.S. financial markets experienced a severe downturn in 2009, the full impact of which is still being realized.  Businesses across many sectors experienced a lack of access to credit causing a series of liquidity crises.  A contraction in the local, national and global economies resulted from this downturn.  This situation, coupled with increased production capacity in our industry, caused a wide array of businesses, including some of our competitors, suppliers and customers, to experience difficulty in continuing operations. In addition, in connection with the market downturn, commodities prices, including corn, ethanol and petroleum gasoline, have decreased dramatically, which will likely affect our fiscal 2010 operations.

Although the markets seem to be stabilizing following the financial crisis of 2009, the demand for fuels on a global scale remains repressed.  The ethanol industry appears to have stabilized and moderate profitability has returned to the industry in general.  However, the uncertainty around any recovery in the financial system and its lasting effects requires us to take a conservative view of the market place moving forward.

Our Competitive Strengths.

Plant technology and efficiency.  At September 30, 2009, our plant was producing ethanol at or above nameplate capacity, primarily due to capital improvements we made in addition to our plant expansion.  We have continued to focus on finding ways to improve the production process and will upgrade equipment as necessary in order to achieve maximum production goals.  We believe we will continue to compete as a low-cost producer of ethanol in the future, due to the improved efficiency from our equipment upgrades.We continue to focus upon per gallon improvements to costs on all inputs, resulting in larger gross operating margins.

During fiscal 2009 and 2008, we worked with a prominent seed company to identify potential benefits in utilizing a new corn variety to introduce enzymes into the ethanol production process through the feed stock.  We believe this technology holds a great deal of promise for our operating efficiencies.  We are currently working toward an agreement with this company to utilize this technology commercially for production of ethanol if the United States Department of Agriculture, which we refer to as the USDA, determines to deregulate its use.

Absence of significant debt.  In June 2006, we paid off the outstanding balance on our term loan with our principal lender.  While we do maintain a revolving line of credit, the absence of term debt positions us favorably vis-a-vis other competitors who have long-term debt and who are required to service that debt from operations.  As a result of our reduced leverage, we may be less sensitive to fluctuations in revenue as a result of changes in the price of ethanol or the costs of our raw materials as compared to similarly-situated ethanol plants that are required to make payments under long-term debt contracts.  Additionally, our cash flow allows us to have more flexibility in determining how to use working capital.

Plant expansion and improvements.  We expanded the nameplate capacity of our ethanol plant in fiscal 2005 to 40 million gallons per year.  The expansion included, among other things, a 750,000 gallon beer well, expansion of our existing cooling towers by one cell, a new cooling pump, a new style burner and a new centrifuge.  The expansion was built on our existing plant site and did not require the acquisition of any additional property.  Our expansion was placed into service during the second quarter of fiscal 2005.  In 2006 and 2007, we also increased our grain storage capacity approximately 1.5 million bushels by purchasing the grain elevator adjacent to our plant and constructing two 250,000 bushel grain bins. We believe our increase in production and storage capacity positions us favorably in the marketplace and provides increased operating flexibility.  We have recently entered into a contract with ICM Inc. to build an additional fermenter at our plant.  This addition is not intended to increase nameplate capacity but rather increase the operating efficiency of the existing fermenters by lengthening the amount of residence time per fermenter.

Proximity to grain.  The proximity of our plant to producers of the grain we utilize to produce ethanol favors us over some of our competitors.  Local growers generally produce more than enough grain to meet our requirements, and the close proximity for delivery can result in competitively favorable prices for us.  Additionally, many local grain producers are members of our company who supply us at competitive prices.

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

Currently the EPA is reviewing a waiver request to allow ethanol to be blended up to 15% into gasoline (E15).  If this request is approved, we anticipate a slight increase in the demand for ethanol, as E15 theoretically would replace E10 in the market place.  Blenders are also becoming more willing to continue to blend ethanol permissively, even at lower margins.

The principal purchasers of ethanol are generally the refined and wholesale gasoline marketer or blender.  The principal end markets for our ethanol are petroleum terminals on the east and west coasts of the U.S.  During our 2009 fiscal year, 79% of our net revenue was derived from the sale of ethanol, and we expect the sale of ethanol to comprise a substantial majority of our revenue in the future.  The remainder of our revenue is derived from the sale of distillers grains, discussed in more detail below.

Distillers Grains.  A principal co-product of the ethanol production process is distillers grains, which is a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  By using the dry-milling ethanol production process with a dryer system that can produce two moisture levels, we are able to produce both WDGS and DDGS.  WDGS are processed grain mash and condensed solubles that contain approximately 65% moisture.  It has a shelf life slightly longer than three days and is sold to markets in proximity to our plant.  DDGS are mash that has been dried to 10% moisture.  It has an almost indefinite shelf life and is sold and shipped via truck or railcar to many markets regardless of their vicinity to our ethanol plant.  During the 2009 fiscal year, approximately 21% of our net revenue was derived from the sale of distillers grains, and we expect the sale of distillers grains to continue to comprise a minority of our revenue in the future as compared to our revenue from ethanol.  An overall reduction in the demand for meat products during the prior year reduced the number of animals being maintained on feed. As a result, demand for distillers grains decreased in 2009.  In recent months, demand has slowly risen as the effects of the financial crisis of 2009 have somewhat stabilized.

Raw Materials.

Grain Procurement.  Ethanol in the U.S. is made primarily from grain, principally corn.  We have the advantage of having access to and the ability to utilize sorghum or milo, the latter of which we often can obtain at a lower price than corn.  During the 2009 fiscal year, we used approximately 17.9 million bushels of corn and milo to produce ethanol. We obtained a majority of this grain from producers in western Kansas, where our plant is located.  We believe that grain producers in proximity to our plant will produce sufficient grain for our needs for the foreseeable future.  In the event such producers are unable to fulfill our requirements, we believe an adequate supply is available from producers in other states, such as Nebraska and Colorado.

The increase in the number of ethanol plants in the nation that was adversely affecting the availability and price of corn, milo and other grain products during fiscal 2008 stabilized during fiscal 2009.  As a result, the pressure on local grain markets was greatly reduced which allowed for a greater supply of grains in the local market.  According to the Renewable Fuels Association (“RFA”), between January 2004 and January 2009, the number of ethanol plants producing fuel grade ethanol in the U.S. increased from 72 to 170 and an additional 20 ethanol plants are currently under construction.  However, these numbers do not account for plants where production has been temporarily idled.  Some of these plants are located in Kansas, eastern Colorado and southwestern Nebraska and they may compete with us for procurement of local grain.  On a national level, the emergence of new ethanol plants will increase competition for our grain requirements and we may be forced to satisfy our requirements from other parts of the country.

We enter into hedging transactions in an effort to stabilize the price that we pay for grain.  Hedging involves the acquisition of option and futures contracts, designed as hedges of specific volumes of grain expected to be used in our production process. We also use derivative financial instruments to manage the exposure to price risk related to grain purchases. At September 30, 2009, we had open long and short positions in option contracts, which positions were recorded in our financial statements at fair value. As a result, we recorded $1,058,866 of unrealized gains for the year ended September 30, 2009 with respect to option and future contracts.

Production processes using feed stocks other than grain to make ethanol are continually being developed.  We expect to continue to focus our production using grain for the foreseeable future.  However, we are monitoring the developments in the industry regarding the economic viability of alternative feedstocks and may consider converting from grain-based ethanol at some future date.

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

We continued to experience volatility in grain prices during the 2009 fiscal year as the price of corn trended lower than in 2008.  For a more detailed discussion, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

The ability to purchase and store large quantities of grain helps us manage our grain costs.  We completed an expansion of our storage facilities in 2007 and the new storage capacity enables us to take advantage of lower grain prices by allowing us to acquire a significant portion of our requirements during times when prices are favorable. In addition, we completed our fourth grain receiving pit and related conveyance equipment to enhance our grain receiving ability from the local farmers during the corn and milo harvests.  Construction of the receiving pit was completed in mid-October, just prior to the start of the fall harvest.

Drought and other environmental occurrences could adversely affect the production and availability of corn, milo and other grain products in the future.  Because of its relative aridity, the western United States is more susceptible to drought than certain other areas of the country.  The drought experienced in the western United States during 2002 was partially mitigated between 2003 and 2006, but there is no assurance that the conditions during 2002 will not repeat.  In that event, we anticipate that our grain requirements could be satisfied from other parts of the country, although transportation costs would be significantly higher.

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

In order to be assured of a steady source of natural gas, we entered into a Natural Gas Service Agreement with Midwest Energy, Inc. (“Midwest”) in September 2003 pursuant to which they deliver natural gas to our plant.  We purchase the gas from another third party. This agreement supplements a previous agreement with Kinder Morgan Energy Partners and Kinder Morgan Interstate Gas Transmission LLC to deliver the gas to Midwest.  In exchange for our agreement not to bypass its local gas distribution system, Midwest agreed to install and maintain a gas main directly to our property in Gove County, Kansas.  We pay a monthly charge based on the amount of gas utilized each month.  The rates were fixed through December 31, 2008, and are subject to change thereafter based on increases or decreases applicable to distribution services generally and subject to review by the Kansas Corporation Commission. Our contract with Midwest has been extended through December 31, 2013.

We also contract with Post Rock Gas, LLC (“PRG”) to acquire the gas that is transported by Midwest to our plant.  Our agreement with PRG commenced in December 2003 and is terminable by either party on not less than 30 days’ advance notice.  The price we paid for gas during the 2009 fiscal year was determined by reference to a published “spot” price. We believe our agreements with PRG, Kinder Morgan and Midwest will provide an ample supply of natural gas for the foreseeable future.

Our agreement with PRG helps us manage our risk from natural gas price fluctuations.  Due to uncertainty in gas prices, we periodically evaluate our gas requirements and expectations of future prices and may purchase forward contracts and implement derivative instruments on a portion of our requirements to allow us to benefit in the event natural gas prices decline.  After declining from the increased levels set by hurricane-related shortages in late 2005 and early 2006, natural gas prices had been relatively stable.  However, prices were subject to extreme volatility in fiscal 2008, increasing nearly 100% as compared to prior periods during the summer months of 2008 before decreasing again proximate to our fiscal year end.  In fiscal 2009, prices trended lower through the year.  As a result we showed realized losses on natural gas hedges of $843,965 for fiscal 2009.  We currently have contracts in place to supply approximately 20% of our natural gas for the first quarter, none for the second quarter, and 20% for each of the remaining quarters of fiscal 2010.

We have entered into an agreement with U.S. Energy Service, Inc. under which U.S. Energy Service provides consulting services to us to help us manage our energy use and costs.  The agreement was effective through August 31, 2009 and automatically renewed through August 31, 2010.  The agreement will renew for additional one-year terms unless terminated by either party with 30 days advance notice.

Customers.

We sell essentially all of our products to two marketing firms, which in turn sell to other purchasers.  We have executed an exclusive marketing agreement to market the ethanol produced at our plant with Ethanol Products LLC d/b/a POET Ethanol Products (“POET-Ethanol Products”) of Wichita, Kansas.  Under the terms of the agreement which commenced February 1, 2009, POET-Ethanol Products has agreed to purchase all of the ethanol that is produced at our plant and is solely responsible for determining the price and terms at which the ethanol acquired from our plant is sold and to whom it will be sold.  The administrative fee paid to POET-Ethanol Products will equal 1% of the net-back sales price per gallon of ethanol sold.  The agreement is for a five-year term and is automatically renewable for subsequent five-year terms unless terminated by either party prior to expiration.  In the event that our relationship with POET-Ethanol Products is interrupted for any reason, we believe that we would be able to locate another entity to market our ethanol. However, any interruption could temporarily disrupt the sale of our principal product and adversely affect our operating results.

We have also executed an exclusive agreement to market all of our distillers grains with United Bio Energy Ingredients, LLC (“UBE”), which was previously an affiliate of ICM, Inc.  ICM was the general contractor for our ethanol plant.  Under the terms of that agreement, we receive the gross selling price of all distillers grains sold by UBE, less applicable transportation costs and a fee of 2-2 1/2 % of the gross selling price depending on whether we sell DDGS or WDGS.  The agreement with UBE expires September 30, 2010 and is automatically renewed each year unless the agreement is terminated by either party following 90 days advance written notice.  As with the marketing arrangement with POET-Ethanol Products, any interruption in our relationship with UBE could temporarily affect our business, although we believe that we could find another entity to market our grains.

Transportation and Delivery.

The grain that we receive is delivered by trucks. Due to our proximity to Interstate 70, transportation to and from the plant is efficient.  Distillers grains are transported exclusively by semitruck. UBE, as our exclusive purchaser of distillers grains, selects the carrier.

Our plant was designed with a rail spur and connection to the Union Pacific railway system, which facilitates transporting our ethanol to national markets.  Our plant is also located adjacent to Interstate 70.  We ship our ethanol by rail and by truck, determined with reference to a review and analysis of the geographic destination, current market conditions, transportation costs and applicable environmental regulations. The target for rail-transported ethanol includes the State of California, the southwest and eastern United States.  Ethanol targeted for more proximate markets is transported by truck.

Legislation and Federal and State Supports or Subsidies.

Legislation.  Existing federal legislation will likely maintain or enhance the use of ethanol as a fuel additive for the foreseeable future.  The Energy Policy Act enacted in 2005 established the first ever Renewable Fuel Standard (“RFS”) in federal law which mandated certain levels of usage of biofuels in the domestic fuel supply beginning in 2006 and continuing through 2012.  In December 2007, the Energy Independence and Security Act of 2007 (“EISA”) was enacted.  This legislation further increased the amount of mandated biofuel usage to a maximum of 36 billion gallons a year by 2022.  For illustration purposes, the U.S. domestically produced approximately 9 billion gallons of fuel ethanol in 2008.  Pursuant to the Energy Policy Act and EISA, the United States Environmental Protection Agency (“EPA”) has promulgated rules requiring refineries, blenders, distributors and importers to introduce or sell volumes of biofuels, including corn-based ethanol and biodiesel fuel, into commerce in accordance with the annual RFS. The following table describes minimum biofuel use mandated for years 2009 through 2015:

Year	Biofuel usage (in billions of gallons)
2009	11.10
2010	12.95
2011	13.95
2012	15.20
2013	16.55
2014	18.15
2015	20.50

Under the RFS as modified by EISA, the mandate for corn-based ethanol is capped at 15 billion gallons in 2015 and continues at that level through 2022.  The remaining amount of biofuel required by the RFS must be derived from non-corn-based ethanol.

The EPA is currently reviewing a request to allow for blending of up to 15% ethanol into gasoline for normal use.  If granted, this waiver could have a positive impact upon demand as E15 may replace E10 as the base blend of ethanol in the nation’s fuel supply.  Additionally, the EPA is in the process of promulgating rules in connection with the implementation of EISA.

The American Jobs Creation Act of 2004 contained the Volumetric Ethanol Excise Tax Credit (“VEETC”).  This law amended the federal gasoline excise tax structure effective January 1, 2005.  As amended, the law creates a new volumetric ethanol excise tax credit of $0.51 per gallon of ethanol blended at 10%.  The credit provided by VEETC replaced an exemption which allowed ethanol blended fuel to be taxed at a lower rate than regular gasoline.  The use of ethanol as a fuel additive is enhanced by the availability of a credit from the federal gasoline excise tax. The credit is scheduled to expire at the end of 2010.

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

Fuel grade ethanol prices traditionally have varied directly with the wholesale price of gasoline. However, in some states, fuel grade ethanol typically sells for a higher price per gallon than wholesale gasoline because of the aforementioned federal gasoline tax credit. Historically, fuel grade ethanol prices also have reflected a premium due to the oxygenate and octane enhancing properties of this motor fuel additive.

Federal Ethanol Supports.  A federal tax credit for small ethanol producers is generally available to our company and its members.  Eligibility to receive the credit is based upon plant capacity.  The Energy Policy Act increased the capacity limit from 30 million to 60 million gallons of production.  Ethanol producers that qualify for the credit can deduct from their federal income tax $0.10 per gallon on the first 15 million gallons produced annually. We also qualify for a new federal subsidy available to biofuel producers known as the Advanced Biofuel Payment Program.  The program was instituted during 2009 and provides a total of $25,000,000 for allocation among U.S. biofuel producers.  We qualify for the

program as a result of our use of milo as our feedstock from time to time.   We estimate that our prorated share of the available funds for fiscal 2009 is approximately $700,000, which has been accrued as revenue for the year.

Due to the pass-through nature of our partnership taxation structure, we expect the tax credit will be passed through to our members. However, the amount of any such credit received by our members must also be included in his or her gross income, which could result in taxation on the amount of the credit passed through to the member. Also, the use of the credit by our members may be limited, so each member should consult his or her tax advisor.  This tax credit and the biofuel production payments may foster additional growth in ethanol plants of a larger size and increase competition in this particular plant size category.

State Ethanol Supports.  The State of Kansas provides an incentive payment to ethanol producers. The production incentive available to Kansas ethanol producers that commence production after July 1, 2001 and sell at least 5 million gallons consists of a direct payment of $0.075 per gallon for up to 15 million gallons per year.  Accordingly, the maximum amount a Kansas ethanol producer can currently receive in a year is $1,125,000.  These incentive payments are available for the first seven years of production.  The available statewide funding for these incentive payments is $3.5 million per year for 2005-2011 plus any excess balance carried over from the prior year’s current production account.  Any shortfall in the available funds will result in a pro rata decrease in the incentives paid to the individual ethanol producers.  Because the number of ethanol plants participating in the program increased, the maximum amount available to us during fiscal 2009 and 2008 was subject to proration.  During the 2009 and 2008 fiscal years, we were entitled to $131,601 and $731,174, respectively.  We received payments of $503,520 in August 2009, of which $371,919 was accrued and recorded as revenue for fiscal 2008.

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

Competition.

We are in direct competition with numerous other ethanol producers, many of which have greater resources than we do. According to the Kansas Association of Ethanol Processors, 12 producers in the State of Kansas have the capacity to produce approximately 519.5 million gallons of fuel grade ethanol annually and additional ethanol production facilities are currently under construction.  Nationally, fuel grade ethanol plants produced approximately 9 billion gallons of ethanol in 2008, a 38% increase from 2007 and 220% increase since 2003 according to the RFA.  We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we can compete favorably with other ethanol producers due to our proximity to ample corn and milo supplies at competitive prices.

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

The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, LLC, Cargill, Inc., Hawkeye Renewables, LLC, and New Energy Corporation, all of which are capable of producing more ethanol than we produce.  Producers of this size may have an advantage over us from economies of scale and negotiating position with purchasers.  In addition, there are many regional, farmer-owned entities recently formed, or in the process of formation, of a similar size and with similar resources to ours. Most ethanol plants also produce distillers grains.

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

Technological advances in and government initiatives for using biomass in lieu of grain to produce ethanol, known as cellulosic ethanol production, will create additional competitors to our business in the future unless we were to convert our operations from traditional grain based production to cellulosic production.  Across the U.S., construction of several new production facilities is underway to take advantage of the rapidly commercializing technologies that utilize alternative feedstocks to produce ethanol.  The forms of feed stock for cellulosic ethanol production include algae, wood chips, switch grass and various plant wastes.

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

Research and Development.

During the 2009 fiscal year, we participated in research and development programs sponsored by our suppliers. This research was focused primarily on energy reduction and other issues related to plant operation and production methods to develop more efficient methods of producing ethanol.  A primary focus in 2009 was delivery of enzymes into the production process through the grain.  This process is in the final stages of development.  It is anticipated that upon deregulation of its use by the U.S.D.A., we will contract directly with local growers to grow the quantities of the grain required for use by the company.

Employees.

As of the date of filing this report, we have 37 full-time employees. These include a chief executive officer, chief accounting officer, plant manager who oversees plant operations and production, a commodities manager to oversee grain acquisition and risk management, a safety director, a lab manager, a maintenance manager, and an administrative assistant. The remainder of our employees includes administrative, production and maintenance support personnel. None of our employees are the subject of collective bargaining by labor unions, and we believe that we enjoy excellent relations with our employees.

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

Grain costs significantly impact our cost of goods sold.  Our gross margins are principally dependent upon the spread between ethanol and grain prices, which has fluctuated significantly in 2009 and may continue to do so in the future due to volatile commodity prices.  Any reduction in the spread between ethanol and grain prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.

Corn, as with most other crops, is affected by weather, disease and other environmental conditions.  The price of corn is also influenced by general economic, market and government factors.  These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality.  Changes in the price of corn can significantly affect our business.  The annualized price of corn decreased approximately 25% in fiscal 2009 when compared to fiscal 2008.  Corn prices as reflected on the Chicago Board of Trade began increasing at the beginning of fiscal 2010 and have increased approximately 15.5% during the first quarter of fiscal 2010 from their levels at the end of September. If a period of high corn prices is sustained for some time, such pricing may reduce our ability to generate profits because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets.  We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected and we may be forced to curtail production.

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

We sell all of the ethanol we produce to POET-Ethanol Products under our ethanol marketing agreement. POET-Ethanol Products is the sole marketer of all of our ethanol, and we rely heavily on its marketing efforts to sell our product.  Because POET-Ethanol Products sells ethanol for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of POET-Ethanol Products, as a significant portion of our accounts receivable are attributable to customers of POET-Ethanol Products.  If POET-Ethanol Products breaches the ethanol marketing agreement or is not in the financial position to market all of the ethanol we produce, we could experience a material loss and we may not have any readily available means to sell our ethanol, and our financial performance will be adversely and materially affected.  If our agreement with POET-Ethanol Products terminates, we may seek other arrangements to sell our ethanol, including selling our own product, but we give no assurance that our sales efforts would achieve results comparable to those achieved by POET-Ethanol Products.

As a result of federal regulations related to the RFS and under the terms of the new marketing agreement with POET-Ethanol Products, title to our ethanol will pass to POET-Ethanol Products when it leaves our plant.  However, we do not receive payment until the ethanol reaches the end customer.  As a result, we bear a risk of loss during the transporting of our product to our customers.  We have attempted to mitigate this risk by requiring POET-Ethanol Products to include us as an additional insured, however we have no assurance we will be sufficiently compensated for any lost product we may suffer during transport.

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

Hedging activities themselves can result in costs because price movements in corn and natural gas contracts are highly volatile and are influenced by many factors that are beyond our control.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that current commodity cash prices will have the greatest impact on those derivative instruments with the nearest maturity dates.  If cash prices are significantly different than our contracted prices, we may incur costs related to hedging activities and they may be significant.

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

Risks Related to Ethanol Industry

Decreasing gasoline prices will negatively impact our business.  A significant portion of the demand for ethanol results from what is known as “permissive blending” by wholesalers.  Historically, ethanol has enjoyed a price advantage compared to gasoline, thus encouraging wholesalers to blend gasoline with ethanol.   As gasoline prices have recently decreased significantly to levels lower than that of ethanol prices, it is likely that these permissive blenders will find it less attractive to blend gasoline with ethanol.  As a result, the demand for ethanol may decrease, which will increase the available market supply and make it more difficult to sell all of our ethanol.

Increase in supply from new plants or decreases in the demand for ethanol may result in excess production capacity which may lead to lower ethanol prices.  The supply of domestically produced ethanol is at an all-time high. Domestic fuel grade ethanol production was 9 billion gallons in 2008 and the RFA estimates that ethanol production capacity in calendar 2009 will reach a record 12.4 billion gallons.  If the industry maximized production capacity, it would likely surpass the anticipated domestic demand for ethanol for 2010.  There are at least 150 production facilities currently operating in the United States with more under construction or planned for construction in the foreseeable future.  Excluding our facility, Kansas currently has at least 10 ethanol plants operating or under currently under construction.

Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline.  Ethanol prices could decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those by-products. There can be no assurance as to the price of ethanol or distillers grains in the future. Any decrease in the price of ethanol and/or distillers grains may result in less income which would decrease our revenue and profitability.

We operate in a competitive industry and compete with larger, better financed entities.  There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  The number of ethanol plants being developed and constructed in the United States continues to increase. The passage of the Energy Policy Act of 2005 and EISA included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, LLC, Cargill, Inc., Hawkeye Renewables, LLC, and New Energy Corp., each of which are capable of producing more ethanol than we expect to produce.  Larger, better financed ethanol producers may be able to expand their production capacity and adapt to new technologies easier than us.  Archer Daniels Midland is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.

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

Competition from the advancement of alternative fuels and hybrid vehicles may lessen the demand for ethanol.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

In addition, hybrid vehicles are growing in popularity amongst U.S. consumers.  These vehicles significantly reduce the amount of gasoline required to operate the vehicles by relying in part on electricity to power the vehicle.  As hybrid vehicles become more prevalent, it is likely the demand for gasoline, including gasoline blended with ethanol, will decrease.  This may result in a corresponding decrease in the demand for ethanol, which may in turn affect our results of operations.

Corn-based ethanol may compete with cellulose-based ethanol in the future.  Especially in the Midwestern U.S., most ethanol is currently produced from corn and other raw grains, such as milo or sorghum. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Policy Act of 2005 and EISA included incentives designed to boost production of cellulose-based ethanol.  Although current cellulose technology is not sufficiently efficient to be competitive, new conversion technologies may be developed in the future and one of our competitors recently announced it was beginning construction of a facility slated to be cellulose-based.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and financial condition will be negatively impacted.

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

Risks Related to Regulation and Governmental Action

Proposed rules in California may severely limit the amount of ethanol we may be able to sell in that state.  Through our marketer, we sell a majority of the ethanol we produce in California, which has recently proposed new regulations aimed at reducing the carbon content of fuel sold within that state through implementation of a low-carbon fuel standard (LCFS).  Beginning January 1, 2011, California fuel refiners and marketers will be required to meet the standard, under which the allowable amount of carbon content in fuel available for sale will progressively decrease. Under California’s program, different types of fuel are assigned a “carbon value” based upon the perceived amount of carbon emitted during the production, transportation, and consumption of the fuel in California.  We believe that grain-based ethanol produced in the Midwestern United States will be assigned a higher carbon value than grain-based ethanol produced in California, ethanol imported from countries such as Brazil, and other fuels such as gasoline.  Because of the higher carbon value assigned to our product, fuel refiners and marketers in California will have a more difficult time meeting the LCFS if they use our ethanol instead of other ethanol with a lower carbon value.   As a result, the sale of our ethanol to refiners and marketers in California may decrease.  In that event, we would be forced to find alternative consumers for our ethanol, and if unsuccessful we may have to curtail production.

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

Government incentives for ethanol production may be eliminated in the future.  The ethanol industry and our business are assisted by various federal ethanol tax incentives.  Additionally, we presently qualify for a portion of an annual incentive payment offered by the State of Kansas, which is prorated based on the number of producers.  We have no assurance any of these tax credits or subsidies will continue to be offered in the future, and one federal support, known as the VEETC, is scheduled to expire at the end of 2010.  The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol.

Most likely to have the greatest impact on the ethanol industry is the creation of the RFS in the Energy Policy Act, which was subsequently increased by EISA.  Biofuel usage mandates began with 4 billion gallons in 2006 and increase to 36 billion gallons by 2022.  However, a new Congressional delegation and presidential administration will likely affect the nation’s energy policy.  While we have no present indication that there are plans to revise the RFS in the future, we have no assurance the RFS will remain as presently drafted.  Additionally, the State of Kansas may pass state legislation setting its own renewable fuel standard in the foreseeable future.  The RFS helps support a market for ethanol that might disappear without this incentive.  If the federal incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could negatively affect our profitability and financial condition.

Changes in environmental regulations or violations of the regulations could reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operating changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  We cannot assure you that we have been, are or will be at all times in complete compliance with these laws, regulations or permits or that we have had or have all permits required to operate our business.  We cannot assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.  Congress and the EPA continue to discuss possible regulations of carbon dioxide.  Regulations that are unfavorable to our business operations or that call for implementation on a short timetable may cause difficulty for us to come into compliance.  This may result in potential negative consequences to our company, such as fines or other sanctions.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently own 411 acres of real property in the state of Kansas, most of which is currently undeveloped.  In October 2003, we completed an industrial revenue bond financing with Gove County that provides and will provide us with property tax savings on our plant site until 2014. As part of the financing, title to our plant site and all of our facilities have been transferred to Gove County as security for the repayment of the bonds. We are leasing back the site for an amount that is equal to the amount of the principal and interest that is payable on the bonds. The term of the lease is 30 years or as long as the bonds are outstanding. Also under the terms of the lease, we can repurchase the site for a nominal amount upon repayment of the bonds.

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

We acquired water appropriation rights for two wells when we purchased the 137 acre parcel and one well when we purchased the 80 acre parcel.  We applied to the Kansas Department of Agriculture, Division of Water Resources to change the type of water use from agricultural irrigation use to industrial use for the well on the 80 acre parcel and constructed an irrigation system for delivery of water from that well to our plant.  We anticipate the same undertaking if we decide to utilize the wells on the 137 acre parcel, which would be likely to occur in the event we further expand our plant capacity.  We have agreed to lease the 137 acre property back to one of the sellers for a period of five years with the amount of rent based on the portion of the land that is dry land acres and the portion that is irrigated acres, with the seller expressly recognizing that the water available for irrigation may be dramatically reduced, and possibly eliminated, if we use the water from this property in our ethanol plant operations. On February 6, 2007, we purchased 340 acre feet of water rights on property adjacent to one of our parcels for $340,308. We have filed with the State of Kansas to convert the classification of these water rights from agriculture to industrial use. Pursuant to Kansas water laws, we anticipate a reduction in allowable withdrawal of approximately 25% if our application is approved.

In addition to our ethanol plant, we also own an administrative building adjacent to the plant. The administrative building consists of approximately 3,000 finished square feet (including a partially finished basement) and provides offices for our administrative staff. We believe our existing facilities are sufficient for the foreseeable future.

In October 2006, we acquired a grain elevator located on a neighboring parcel which we utilize for grain storage.  The underlying land is owned by Union Pacific Railroad and we assumed the prior owner’s lease with the railroad.  To further increase our storage capacity for grain, we constructed 500,000 bushels of additional storage bins near our ethanol plant including two hammer mills and necessary infrastructure for the conveyance of the grain. In addition, during the last quarter of fiscal 2009, we added another grain receiving pit with the necessary infrastructure enhancing the number of trucks we can receive during harvest. This project was fully operational in October 2009.

We have contracted with ICM Inc. to construct an additional fermenter.  The new fermenter is not intended to increase our overall nameplate capacity.  Instead, it is anticipated to increase our overall operating efficiencies by increasing the total fermentation time of the process.  We believe this additional fermentation time may increase ethanol yield during production.

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

During the 2008 fiscal year, we implemented a private matching service for our members, also called an alternative trading system (“ATS”), which is operated and maintained by a third party.  The ATS offers an online electronic bulletin board that provides information to prospective sellers and buyers of our capital units.  Trading on the ATS in fiscal 2009 and 2008 was extremely limited.

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

Capital Unit Holders

As of December 28, 2009, there were 16,002 Class A capital units, 12,068 Class B capital units and 350 Class C capital units outstanding, owned by a total of approximately 629 members.

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

During the 2009 fiscal year, we made distributions to our members three times for a total of $4,973,500 in cash paid to our members.  During the 2008 fiscal year, we distributed a total of $4,882,000 in cash to our members.  Future distributions may be subject to restrictions that materially limit our ability to pay such distributions, such as our credit facilities if we have an outstanding balance with our lender.  To the extent we are not subject to any restriction that materially limits our ability to pay distributions, however, future distributions in excess of the amount required under our Operating Agreement will be made in the discretion of our Board of Managers.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have no equity compensation plan.

Item 6.  Selected Financial Data.

The following selected financial data sets forth our summary historical financial data as of and for the years ended September 30, 2009, 2008, 2007, 2006 and 2005. This information was derived from our audited financial statements for each period. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	Year Ended September 30,
	2009	2008	2007	2006	2005
Income Statement data:
Net sales	$92,268,505	$119,228,676	$108,761,200	$108,044,168	$61,730,872
Net Income	2,698,430	3,670,407	16,656,276	45,895,967	13,009,369
Earnings per capital unit(1)	95	129	583	1,607	456
Cash distributions paid per capital unit(1)	175	171	1,000	1,000	301
Book value per capital unit(2)	1,053	1,096	1,180	1,675	1,070

	September 30,
	2009	2008	2007	2006	2005
Balance Sheet data:
Total assets	$65,531,651	$69,264,582	$69,786,878	$82,304,265	$70,731,153
Total debt (current and long term) (3)	32,000,000	32,008,119	32,943,846	32,077,769	38,181,000
Members’ equity	29,919,179	31,135,382	33,705,018	47,845,419	30,572,933

(1) — Adjusted to reflect seven-for-one forward split effective March 10, 2008.

(2) — Members’ equity divided by membership units outstanding as of the end of the period.

(3) — Includes a $32,000,000 lease obligation related to our sale and leaseback transaction with Gove County.   We sold our property to Gove County in exchange for industrial revenue bonds and the amount of our lease obligation is offset by the amount of interest we receive on the bonds.

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

Introduction

The following discussion analyzes our operating results for the three fiscal years ended September 30, 2009 and our financial condition at September 30, 2009 and 2008, with a particular emphasis on the year ended September 30, 2009.

We derive revenue from the sale of fuel grade ethanol and distillers grains.  We operate in one industry segment for accounting purposes.  We commenced production of ethanol in January 2004.  Prior to that date, we were considered to be in the development stage for accounting purposes.

Results of Operations for the Year Ended September 30, 2009 compared to September 30, 2008

Overview.  Table 1 below highlights certain of our operating results for the years ended September 30, 2009, 2008 and 2007:

Table 1

	Fiscal Year Ended September 30,
	2009	2008	2007
Revenue	$92,268,505	$119,228,676	$108,761,200
Cost of sales	81,722,233	107,404,082	84,457,974
Gross profit	10,546,272	11,824,594	24,303,226
General & administrative expenses	2,315,556	2,443,180	2,835,635
Income from operations	1,803,674	3,015,988	15,568,216
Other income	894,756	654,419	1,088,060
Interest expense	20,158	115,879	110,092
Net income	2,698,430	3,670,407	16,656,276
Net income per unit(1)	95	129	583

(1) — Adjusted to reflect seven-for-one forward split effective March 10, 2008.

Table 2 sets forth information regarding our ethanol production and raw material usage and the average price we received for our ethanol and paid for our raw materials for the years ended September 30, 2009, 2008 and 2007:

Table 2

	Fiscal Year Ended September 30,
	2009	2008	2007
Gallons of ethanol sold	48,766,384	48,313,577	45,877,856
Average price per gallon ethanol	$1.49	$2.11	$1.98
DDGS sold (tons)	14,255	3,661	65
Average price DDGS per ton	$111.12	$158.00	$96.56
WDGS sold (tons)	393,409	428,634	395,773
Average price WDGS per ton	$46.65	$45.94	$45.76
Bushels grain used in production	17,965,374	17,667,175	16,775,696
Average price per bushel grain	$3.74	$4.99	$4.04
Natural gas used MMBTU	976,104	955,422	969,954
Average price per MMBTU natural gas	$4.69	$8.16	$7.31

As shown in Table 1, our operating results continued to decline from 2008 to 2009.  This is primarily attributable to lower ethanol prices in fiscal 2009 compared to 2008, as shown in Table 2.  Although the demand for fuel grade ethanol remained constant during the calendar year 2009, the industry had expanded at a rapid rate during the previous two years and we saw some of our fellow producers shut-in some production capacity in the first half of fiscal 2009.  During the last quarter of fiscal 2009, virtually all of this shut-in capacity has come back on-line due to the strengthening of production margins across the industry.  However, we anticipate that U.S. ethanol producers will likely produce ethanol in excess of demand in the coming fiscal year, which will continue to exert price pressure on ethanol.

Net Income.  Net income decreased $971,977, or approximately 26.5%, in 2009 from 2008.  We attribute this decrease to lower average prices received for ethanol, which was tempered somewhat by a lower cost of grains used to produce ethanol.

Operating income for the 2009 fiscal year decreased by $1,212,314, or approximately 40.2%, from 2008.  This decrease results from the substantial decrease in the price of ethanol experienced during fiscal 2009.  Operating income excludes the effect of other income or expense, which primarily includes government grants and subsidies.

Revenue.  Revenue for the 2009 fiscal year decreased $26,960,171, or approximately 22.6%, from 2008.  Production volume increased during fiscal 2009 by 614,775 gallons of ethanol, reflecting certain improvements in our production process we refined during fiscal 2009.  As shown in Table 2, the average price we received for sale of ethanol was $0.62 per gallon lower in fiscal 2009, or 29.4%, while the sales volume increased by 452,807 gallons, or approximately 1%.  The decrease in the price of ethanol more than offset the increase in sales volume, resulting in the significant decrease in revenue during fiscal 2009.  Revenue consisted of approximately 79% in ethanol sales and 21% from the sale of distillers grains, which is a slight increase in distillers grains ratio to ethanol as compared with fiscal 2008.  Total revenue derived from the sale of ethanol decreased $26,207,524, or approximately 26.5%, from fiscal 2008, while revenue derived from the sale of distillers grains decreased $752,646, or approximately 3.7%, from fiscal 2008.  Ethanol prices began to increase during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, and we expect the prices to remain favorable for the near future compared to the prior year.  The increase in ethanol prices is likely being supported by higher energy prices during the end of fiscal 2009 and beginning of fiscal 2010.  Distillers grain prices will likely follow grain prices in fiscal 2010.

Costs of Goods Sold.  Our cost of goods sold for the 2009 fiscal year equaled 88.6% of revenue, resulting in a gross profit margin of 11.4%. This represents a slight increase in gross profit margin from 10% in 2008. We attribute the increase to several factors including:

•                  A decrease in the price of grain used;

•                  A decrease in the R & D expenses; and

•                  A decrease in natural gas costs.

Grain prices, which represent the significant majority of our cost of goods sold, decreased dramatically in 2009.  Favorable growing conditions and a decrease in export demand put downward pressure on grain markets.  As shown in Table 2, the average price we paid for grain decreased approximately 25% in 2009 as compared to 2008.  Although the 2009 corn crop was estimated to be one of the largest harvested in recent history, adverse weather conditions has delayed the completion of the harvest which has negatively affected the projected size of the crop. In addition, the weakening of the U.S. dollar has stimulated export demand. These factors have caused the price of corn to increase during the first quarter of fiscal 2010.

Our increased grain storage capacity helps us manage our grain costs by enabling us to purchase grain when costs are lower.  As costs rise, we anticipate we will reduce grain inventory and try to avoid purchasing grain at market prices higher than the price paid for the grain in storage.

During fiscal 2008 we undertook efforts to improve our plant process, which efforts were completed in the first quarter of fiscal 2009.  Most of the costs associated with these activities were expensed during fiscal 2008, which decreased our research and development expense in fiscal 2009 by approximately 95% from fiscal 2008.

We believe we continue to improve the efficiency with which we operate our plant based on a year-over-year basis.  As a result, our production costs (exclusive of commodity costs and increased costs for necessary chemicals) continue to decrease.

Energy costs, representing the second largest component of our costs of goods sold, saw a steady decrease during our 2009 fiscal year.  Our energy costs for fiscal 2009 decreased $3,314,870, or approximately 36.5%. This reduction in cost was primarily the result of dramatic reduction in natural gas prices in 2009.  Natural gas, as with virtually all commodities, experienced high levels of liquidation of speculative contracts as a direct result of the financial downturn in 2009.  Additionally, the financial downturn has resulted in a drop in demand for natural gas.  Currently, natural gas levels in storage are at all time highs, contributing to further downward price pressure on natural gas.

We continue to believe that hedging is an integral part of our business as a means of risk management.  Our strategy is to mitigate the impact of large adverse price changes in costs, such as natural gas and grain, as well as the products we sell.  Our operating results include both realized and unrealized gains or losses in these hedging activities. For the 2009 fiscal year, we realized $1,000,260 in losses relating to grain futures contracts and $843,965 in realized losses from natural gas futures contracts, which amounts are included in costs of goods sold.  In addition, we recorded an unrealized gain on grain hedging contracts of $1,058,866 at September 30, 2009.

General and Administrative Expenses.  During fiscal 2009, general and administrative expenses decreased $127,623 or approximately 5.2% from fiscal 2008. Significant components of these expenses include salaries, professional fees, property taxes, and insurance.  Salaries increased approximately 5% during 2009, primarily due to a increase in health insurance costs and increase in bonuses paid during the year.  Professional fees decreased 5.7% from 2008 to 2009 primarily due to a reduction in legal services required.  Property taxes decreased approximately 8.8% reflecting a lower assessed value in fiscal 2009 than in fiscal 2008, while general insurance expense decreased 11.6% for fiscal 2009 as compared to fiscal 2008.

Depreciation and Amortization.  Amortization remained constant during the 2009 fiscal year from 2008.  During that time, depreciation expenses increased approximately 1%.  This increase is primarily attributable to the additional depreciation related to the new grain bins, hammer mill, and conveyor systems completed and placed in service during fiscal 2008, and a new economizer to our thermo-oxidizer in the energy center completed in fiscal 2009.

Other Income.  Other income for the 2009 fiscal year increased $240,337, or approximately 36.7%, from the year ended September 30, 2008.  A significant portion of that increase was interest expense which decreased by $95,721 or approximately 82.6%, and interest income that increased by $47,194 or approximately 181.8%.  Interest expense decreased due to the absence of credit needed, and interest income increased due to a larger cash balance in interest bearing accounts during fiscal 2009, as compared to fiscal 2008.  We also recorded $831,601 or an increase of approximately 13.7% income from subsidies received from the state and federal government.  The amount we received in grants and subsidies increased as a result of a new program initiated by the USDA Rural Development which is designed to encourage production of renewable energy using feedstock other than corn.  We qualified for this program because a large portion of feedstock used in production of our ethanol and distillers grain is milo, which under the current guidelines qualifies for the program.  Although we did not receive any cash payments related to this program during fiscal 2009, we did accrue $700,000 for fiscal 2009 in anticipation of receiving the initial payment by the end of December 2009. On December 28, 2009, we received a payment of $848,999.

Results of Operations for the Year Ended September 30, 2008 compared to September 30, 2007

Overview.  Our operating results declined dramatically from 2007 to 2008.  The results are primarily attributable to average grain prices being higher during fiscal 2008, as compared to fiscal 2007.  While demand for fuel grade ethanol generally remained steady and the average price increased slightly during 2008, the average cost of our feedstock was approximately 23.5% higher as compared to 2007.  The increase in grain prices during fiscal 2008 negatively affected our profitability in 2008 as compared to 2007.

Net Income.  Net income for the 2008 fiscal year decreased $12,985,869, or approximately 78%, from fiscal 2007.  We attribute this decrease primarily to a increase in cost of goods sold as a result of at-or-near 10-year high grain prices experienced during fiscal 2008.

Revenue.  Revenue for the 2008 fiscal year increased $10,467,476, or approximately 9.6% from fiscal 2007. This increase was due to an increase in volume of ethanol and distillers grain sales which was a direct result of an increase in production. We sold 5.3% more ethanol and 11.3% more distillers grain during fiscal 2008 than in fiscal 2007. The revenue we generated was comprised of approximately 83% ethanol sales and 17% distillers grains sales for both fiscal 2008 and 2007.

The average price that we received for our ethanol increased by approximately 6.6%, while distillers grain remained relatively the same during fiscal 2008 compared to 2007, accounting for the modest increase in revenue.  We produced significantly more DDGS in 2008 as compared to 2007, due to a seasonal reduction in demand for WDGS which occurred during the summer months of fiscal 2008.

Costs of Goods Sold.  Our cost of goods sold for the 2008 fiscal year totaled 90.1% of revenue, resulting in a gross profit margin of 9.9%.  This represents a substantial decline from 2007, when our profit margin was 22.3%.  The dramatic increase in the cost of grain was the major factor contributing to this decrease.

Grain prices, which represent the significant majority of our cost of goods sold, remained near 10 year highs during a portion of fiscal 2008.  Our cost of grain per gallon produced, net of hedging activity, increased approximately 24.5% in fiscal 2008 as compared to fiscal 2007.

While energy costs were decreasing during fiscal 2007, that trend reversed to a steady increase during the second half of fiscal 2008. Our average cost of natural gas per MMBTU increased approximately 35.8%, net of hedging activity, for fiscal 2008 as compared to fiscal 2007.  We believe this was due primarily to the dramatic increase in natural gas in the spring of 2008.

For the 2008 fiscal year, we realized $1,989,689 in losses to operations relating to grain and natural gas futures contracts as compared to $2,970,781 for fiscal 2007, which amounts are included in cost of goods sold.  In addition, we recorded unrealized losses on grain and natural gas hedging contracts of $658,043 at September 30, 2008 as compared to $2,236,677 at September 30, 2007.

General and Administrative Expenses.  General and administrative expenses for the 2008 fiscal year decreased $392,455, or approximately 13.8% from 2007.  Significant components of these expenses include salaries, professional fees, property taxes, and insurance.  We attribute a portion of the decrease in administrative expenses to a 25.7% decrease in salaries due to a decrease in bonuses paid, and a 57.5% decrease in professional fees related to a potential strategic transaction we explored during fiscal 2007.

Depreciation and Amortization.  Amortization remained constant from the fiscal year ended September 30, 2007 through the 2008 fiscal year.  Depreciation expenses increased approximately 8%. We attribute this increase to the purchase and construction of the additional grain handling equipment and storage.

Other Income.  Other income for the 2008 fiscal year decreased by $433,641 from 2007, or approximately 39.9%.  That decrease is attributable to a decrease in state government subsidy income, which decreased by $393,826, or approximately 35%, and a decrease in interest income of $31,526, or 54.9%. The largest factor contributing to the decrease in grants and subsidies was the proration of the State of Kansas Ethanol Production Incentive due to the increased number of plants participating in the program.  We were awarded the maximum amount of $1,125,000 from the State of Kansas as part of its state ethanol support program in 2007 and a prorated $731,174 in 2008. Interest income decreased due to lower average cash balances on deposit and interest expense increased slightly.

Trends that may Impact our Future Operating Results

Prices for Ethanol.  Demand for and the price of ethanol can vary significantly over time and a decrease in the price of ethanol will adversely affect our profitability.  The price of ethanol tends to fluctuate with the price of petroleum gasoline and corn prices.

At the time of filing of this report, ethanol is trading at price levels similar to petroleum gasoline which means that using ethanol for blending with petroleum has become only marginally economical, particularly where blending is permissive rather than mandatory.  We believe this may decrease the demand for ethanol which in turn will continue to put downward pressure on ethanol prices.  Another factor that may affect the price of ethanol is the increased supply anticipated as a result of the expansion of present plants, construction of new plants coming on-line, and the reopening of plants formerly in financial difficulty; however, we believe this trend may be less noticeable in 2010 as excess capacity is leveling off due to decreased demand and/or delays in plant start-ups scheduled in the future.  The increase in production capacity will increase the supply of ethanol, which will tend to reduce the price for ethanol if demand does not also increase.

During the fourth quarter of fiscal 2009 and continuing into the first quarter of fiscal 2010, we have experienced a steady increase in the price of ethanol which has had a favorable effect on our margins. The price of corn has also increased somewhat: however, we were able to partially mitigate the effect of this increase by purchasing local grain at harvest.

Supply and price of grain.  Prices for grain reflected on CBOT have risen in the first quarter of 2010, however, local cash values have remained weak, primarily due to the large size of the crop this year.  To the extent local supply remains in large excess of local demand, we believe local cash values will continue to widen from futures prices.  The grain market is dependent upon a variety of factors unrelated to the ethanol market.  The price of grain is generally dependent upon regional and international grain supplies, which can be very volatile.  In addition, the recent rise in the stock market, increasing prices for oil and decreasing value of the U.S. dollar has put upward pressure on the grain market.  Grain supplies and the resultant prices are also affected by weather, governmental policy, disease and other conditions.  Grain markets were relatively volatile during 2008 as well as 2007; however we believe our cost of grain will be relatively flat in fiscal 2010 as compared to fiscal 2009.

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

Production of ethanol.  As noted above, with the new ethanol plants and plant expansions currently under construction along with new construction expected in the near future, and the reentry into the market of plants previously shut-in during fiscal 2009, the nationwide production capacity for ethanol is expected to increase in the near term. At a minimum, this increased capacity creates some uncertainty for the ethanol industry. Although we believe that there will be an increase in the demand for ethanol as a result of the phase out of MTBE and the increased use mandated under the RFS, capacity in excess of the allowable 10% fuel blend and the fact that petroleum prices remain relatively low compared to the previous two fiscal years, will cause downward price pressure for ethanol in fiscal 2009.  If the production of ethanol exceeds either the demand for ethanol or the petroleum industry’s ability to economically blend ethanol with gasoline, then the price of ethanol would be expected to fall, and the decrease in ethanol prices could be significant.  In that case, our revenues would decrease accordingly.  However, we believe that our lack of significant long-term debt positions us favorably to weather lower ethanol prices compared to some of our competitors.

Liquidity and Capital Resources

Overview.  The following table highlights certain information relating to our liquidity and capital resources at September 30, 2009 and 2008:

	September 30
	2009	2008
Working Capital	$13,723,893	$9,624,680
Current Assets	17,336,366	15,753,880
Current Liabilities	3,612,473	6,129,200
Long-term Debt	—	—
Members’ Equity	29,919,179	31,135,382

Our working capital at September 30, 2009 increased by $4,099,212, or approximately 42.6%, from September 30, 2008.  Current assets increased $1,582,486, or approximately 10%, while current liabilities decreased $2,516,726, or approximately 41.1%.  We attribute the increase in current assets and working capital to several factors.  Available cash increased as a result of reduced investment in property, plant and equipment, a decrease in net margin calls for commodity contracts, a decrease in accounts receivable and a reduction in inventory during fiscal 2009.  In addition, we purchased 140 units from a member during fiscal 2008, which did not repeat in fiscal 2009. These were partially offset by a reduction in net income, an increase in prepaid expenses, a decrease in investments in commodities futures and a decrease in accounts payable at September 30, 2009 as compared to September 30, 2008. Working capital was reduced subsequent to the fiscal year end as the result of a cash distribution paid to our members in the amount of $7,105,000.  However, we believe we have sufficient liquidity and capital for the foreseeable future.

Under the terms of our Operating Agreement, we are required to make an annual distribution of cash to our members of a minimum of 20% of the net cash we earn from operations, as defined in that agreement, as long as net cash from operations exceeds $500,000 for that year.  Additional distributions may be made in the sole discretion of our Board of Managers.  However, we are prohibited from making any distribution that would violate or cause a default under any of the terms of our credit facilities or debt instruments.  Distributions to members increased slightly during fiscal 2009, as our margins remained tight.

Our capital resources consist of:  (i) cash from operations; (ii) permanent financing, in the form of capital contributions by our members; (iii) a revolving line of credit; and (iv) industrial development bonds.  At September 30, 2009, we believe the mix of our capital resources was appropriate and adequate for the foreseeable future.  Other than financing continuing operations, additional capital would be necessary should we decide to further expand our plant or pursue acquisitions of additional property, plant or equipment.

Cash Flow.  Net cash generated during the 2009 fiscal year was $5,851,536, compared to net cash generated of $1,875,847 in fiscal 2008.  The biggest factors causing the increase in cash flow in 2009 was net reduction in our commodities trading account and margin calls, decrease in purchases of plant and equipment, decrease in payments on notes during fiscal 2009 and the acquisition of membership units in 2008 did not reoccur in 2009.

Cash provided by operations decreased by $415,635 in fiscal 2009 compared to the same period in fiscal 2008. The decrease reflects the decrease in accounts payable, increased pre-paid expenses and lower net income compared to the prior year. The change in grain hedging contracts and decrease in accounts receivable tempered the reduction in cash from operations. Our accounts payable balance was significantly lower at September 30, 2009 primarily due to the late harvest which decreased our commodity payable. Our natural gas providers initiated a prepayment requirement during fiscal 2009 to all ethanol plants which caused increased prepaid expense at September 30, 2009.

The cash provided by our investing activities during fiscal 2009 increased by $2,855,218 from fiscal 2008.  We invested $1,101,519 in property, plant and equipment in fiscal 2009 compared to $1,575,358 in fiscal 2008.  We withdrew, net of margin calls, $2,237,443 from our commodity trading accounts during fiscal 2009, compared to net margin calls of $143,936 for fiscal 2008.

Cash used in financing activities decreased by $1,536,108 in fiscal 2009 compared to 2008.  The decrease primarily reflects the reduction of payments on notes payable during fiscal 2009, and the acquisition of membership units during fiscal 2008 which was not repeated during fiscal 2009. These factors were offset marginally by a slight increase in distributions paid to members during fiscal 2009.

Equity Financing.  Our members have contributed $19,801,035 in equity financing since inception, primarily from our initial public offering completed in 2003.  We do not anticipate that any additional equity financing will be necessary in the foreseeable future.

Debt Financing.  Under our arrangement with AgCountry, our principal lender, we borrowed $22,000,000 under a construction loan in 2003.  The proceeds of that loan were used by us to complete construction of the plant and to commence operations.  In August 2004, we converted the loan to permanent financing in the form of a $16,000,000 term loan and a line of credit in the amount of $5,000,000.  At that time, we paid AgCountry $5,000,000 to reduce the loan, all of which was used to create the line of credit.  We paid the AgCountry term loan in full in June 2006 and continue to maintain the line of credit.  Pursuant to the Fifth Amendment to the Credit Agreement dated July 29, 2003, which was effective May 2, 2007, the amount available on the line of credit was increased to $8,000,000 with variable interest at LIBOR plus 2.0%. There is no balance outstanding on this line of credit at September 30, 2009.

Our known obligations at fiscal year end are set forth in the table below:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease(1)	$32,000,000	$—	$—	$—	$32,000,000
Construction contract	454,693	454,693	—	—	—
Total	$32,454,693	$454,693	$—	$—	$32,000,000

(1)              Includes a $32,000,000 lease obligation related to our sale and leaseback transaction with Gove County.   We sold our property and facilities to Gove County in exchange for industrial revenue bonds.  The amount of our lease obligation is offset by the amount of interest we receive on the bonds.  It is anticipated that the lease obligation will be paid in full by surrender of the bonds on or before maturity.

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

At September 30, 2009, we believe we satisfied all of the covenants under the loan agreement.

Off-Balance Sheet Arrangements

At September 30, 2009, we had no off-balance sheet arrangements.

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

Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments and complexity:

Revenue Recognition.  Revenue from the production of ethanol and related products is recorded when loaded out of our facility. Interest income is recognized as earned.  Income from government grant programs is recognized as costs are incurred.  Government subsidies are recognized based on fulfillment of program criteria, completion of application and determination of available funding.

Derivatives and Financial Instruments.  We account for derivatives in accordance with Accounting Standards Codification (“ASC”) 815-10, “Accounting for Derivative Instruments and Hedging Activities.”  ASC 815-10 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in the fair value of derivatives are recorded as a component of Cost of Sales unless the normal purchase or sale exception applies or hedge accounting is elected.

We enter into derivative instruments including future contracts and swap agreements and purchased options to fix prices for a portion of future raw material requirements. We have designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require us to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.   We have included in its cost of sales an

aggregate of $1,874,225 of losses on completed contracts related to its hedging activities for corn and natural gas and have recorded an aggregate of $1,058,867 of unrealized gains for the year ended September 30, 2009, as a charge to comprehensive income as compared to $1,989,689 losses on contracts and $658,043 of unrealized losses for the year ended September 30, 2008.  At September 30, 2009, the commodities trading account-futures and options contracts amounted to $94,771, as compared to $2,332,214 at September 30, 2008, representing the lower of the cost or fair market value of the futures and options contracts recorded on the balance sheet.

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

Recently Adopted Accounting Standards

We evaluate the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on our company.  We have adopted the following new accounting standards during 2009:

The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles — FASB ASC TOPIC 105 — In June 2009, the FASB issued Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this topic, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the codification will become non-authoritative. This topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on our disclosure of the financial statements.

Business Combinations — FASB ASC TOPIC 805 — The objective of this topic is to enhance the information that an entity provides in its financial reports about a business combination and its effects. The topic mandates: (i) how the acquirer recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (ii) what information to disclose in its financial reports and; (iii) recognition and measurement criteria for goodwill acquired. This topic is effective for any acquisitions made on or after December 15, 2008. The adoption of this topic did not have a material impact on our financial statements and disclosures.

Noncontrolling Interests — FASB ASC TOPIC 810 — The objective of this topic is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and; (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This topic is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited. The adoption of this topic is not expected to have a material impact on our financial statements and disclosures.

Derivatives and Hedging — FASB ASC TOPIC 815 — The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This topic requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This topic is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this topic is not expected to have a material impact on our financial statements and disclosures.

Financial Services—Insurance — FASB ASC TOPIC 944 — Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred. This topic requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This topic is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The adoption of this topic is not expected to have a material impact on our financial statements and disclosures.

Subsequent Events — FASB ASC TOPIC 855 — In May 2009, the FASB issued Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this topic sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This topic should be applied to the accounting and disclosure of subsequent events. This topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This topic was effective for interim and annual periods ending after June 15, 2009. The adoption of this topic did not have a material impact on our financial statements and disclosures.

Recognition and Presentation of Other-Than-Temporary Imparimentss — FASB ASC TOPIC 320 — In April 2009, the FASB issued Topic 320, which amends the other-than-temporary impairment guidance in GAAP for debt securities, to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The topic is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Earlier adoption for periods ending before March 15, 2009, is not permitted.  This topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this topic did not have a material impact on our financial statements and disclosures.

Income Taxes, an Accounting Standard Update — FASB ASC TOPIC 740 — In September 2009, the FASB issued this update to address the need for additional implementation guidance on accounting for uncertainty in income taxes.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this update did not have a material impact on our financial statements and disclosures.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.  We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of ASC TOPIC 815, Derivatives and Hedging.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears a variable interest rate.  At September 30, 2009 there was no outstanding balance on this note.  We are subject to interest at the rate of LIBOR plus 2.0% on the outstanding balance.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain and natural gas would produce an increase in the fair value of our derivative instruments equal to approximately $9,477 based on our positions at September 30, 2009.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of September 30, 2009, the fair value of our derivative instruments for grain is an asset in the amount of $94,771.  We recorded a gain in the amount of $1,058,866 for the fiscal year ended September 30, 2009.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected grain usage is approximately 18 million bushels per year for the production of 49 million gallons of ethanol.  We have no price protection in place for our expected grain usage for fiscal year ending September 30, 2010.  If we determine that obtaining price protection would be beneficial as we go further into 2010, we would likely do so using CBOT futures and options and over the counter option contracts.  As grain prices move in reaction to market trends and information, our income statement may be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our natural gas supplier.  This purchase agreement fixes the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 13% of our total natural gas needs for fiscal 2010. We expect to acquire additional fiscal 2010 contracts for gas during August 2010 which is historically the month when the lowest annual prices occur.

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

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of September 30, 2009 and September 30, 2008 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change - Market Risk
September 30, 2009	$94,771	$9,477
September 30, 2008	2,332,214	233,221

We are also exposed to market risk from changes in ethanol prices. These price fluctuations are minimized in part by advanced contract pricing of our ethanol, which is designed to establish a price floor for our ethanol sales. Currently, we have entered into priced contracts for the 95% of our anticipated ethanol production through the first three months of fiscal 2010.  We have not contracted for any of our anticipated production through the second and third quarter of fiscal 2010, respectively.  We will continue to advance contract for ethanol sales in fiscal 2010 to attempt to further reduce our risk related to price decreases. While this strategy minimizes the risk associated with downward price fluctuations of ethanol, it may also prevent us from realizing the full benefit of upward price movements. Although using priced contracts makes our revenue more predictable, we cannot predict the extent to which other factors such as inflation, government regulation or changing prices may affect our financial performance.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements and supplementary data are included on pages F-1 to F-• of this report.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change in our independent accountants since 2003.  Stark Winter Schenkein & Co., LLP has been our independent registered accounting firm since that time.

Item 9A(T).  Controls and Procedures.

(a)                                  Our management supervised and participated in an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure within the time periods specified in the SEC’s rules and forms.

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

(b)                                 There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information.

None.

PART III

Pursuant to General Instruction G of Form 10-K, the information contained in Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference to our Definitive Proxy Statement, which is expected to be filed with the SEC on or before January 28, 2010.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

See Exhibit Index following financial statements in this report for a listing of exhibits filed with, or incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Oakley, Kansas on December 28, 2009.

WESTERN PLAINS ENERGY, L.L.C.

By:	/s/ Steven R. McNinch
Steven R. McNinch, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. McNinch	Chief Executive Officer	December 28, 2009
Steven R. McNinch

/s/ Curt V. Sheldon	Chief Accounting Officer	December 28, 2009
Curt V. Sheldon

/s/ Scott Foote	Chief Financial Officer, Manager	December 28, 2009
Scott Foote

/s/ Jeff Torluemke	President, Manager	December 28, 2009
Jeff Torluemke

/s/ Brian Baalman	Manager	December 28, 2009
Brian Baalman

/s/ Ben Dickman	Manager	December 28, 2009
Ben Dickman

/s/ David Mann	Manager	December 28, 2009
David Mann

/s/ Richard Sterrett	Manager	December 28, 2009
Richard Sterrett

/s/ Gary Johnson	Manager	December 28, 2009
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

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of September 30, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members and Board of Managers

Western Plains Energy, L.L.C.

We have audited the accompanying balance sheets of Western Plains Energy, L.L.C. as of September 30, 2009 and 2008, and the related statements of income, changes in members’ equity, and cash flows for the years ended September 30, 2009, 2008, and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Plains Energy, L.L.C. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended September 30, 2009, 2008, and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
December 12, 2009

WESTERN PLAINS ENERGY, L.L.C.

BALANCE SHEETS

SEPTEMBER 30, 2009 AND 2008

	2009	2008
ASSETS

CURRENT ASSETS
Cash	$8,352,894	$2,501,358
Accounts receivable	4,852,593	6,143,322
Accounts receivable - government subsidies	700,000	371,919
Inventory	2,899,434	4,197,096
Prepaid expense	436,674	207,971
Commodities trading account- futures and options contracts	94,771	2,332,214
Total current assets	17,336,366	15,753,880

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	1,220,677	1,148,567
Manufacturing equipment	39,029,728	38,811,073
Buildings	3,011,442	2,960,664
Vehicles	550,480	490,599
Grain handling and other equipment	3,742,557	3,742,557
Office equipment, furniture and fixtures	184,188	178,640
Construction-in-progress	679,828	—
Spare parts	727,145	712,425
	49,847,917	48,746,397
Less: Accumulated depreciation	(34,414,342)	(28,037,845)
	15,433,575	20,708,552

OTHER ASSETS
Investment in industrial development revenue bonds	32,000,000	32,000,000
Water rights	340,408	340,408
Loan origination fees, net	162,947	196,655
Financing fees, net	160,521	167,253
Deposits	97,834	97,834
	32,761,710	32,802,150

TOTAL ASSETS	$65,531,651	$69,264,582

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,607,417	$6,116,316
Accrued interest	5,056	4,765
Notes payable	—	8,119
Total current liabilities	3,612,473	6,129,200

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 16,002 issued	10,910,140	10,910,140
Class B Capital Units, 12,068 issued	7,940,895	7,940,895
Class C Capital Units, 350 issued	250,000	250,000
Membership distributions	(75,584,300)	(70,610,800)
Accumulated comprehensive (loss)	(1,931,146)	(2,990,013)
Retained earnings	88,333,590	85,635,160
Total members’ equity	29,919,179	31,135,382

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$65,531,651	$69,264,582

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF  INCOME

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2009, 2008, AND 2007

	2009	2008	2007

REVENUE	$92,268,505	$119,228,676	$108,761,200
COST OF SALES	81,722,233	107,404,082	84,457,974
GROSS PROFIT	10,546,272	11,824,594	24,303,226

EXPENSES
General and administrative expenses	2,315,556	2,443,180	2,835,635
Depreciation expense	6,386,602	6,324,986	5,858,935
Amortization expense	40,440	40,440	40,440
Total expenses	8,742,598	8,808,606	8,735,010

Income from operations	1,803,674	3,015,988	15,568,216

Other income (expense)
Interest expense	(20,158)	(115,879)	(110,092)
Interest income	73,148	25,954	57,480
Interest from industrial development revenue bonds	1,120,000	1,120,000	1,120,000
Plant lease expense	(1,120,000)	(1,120,000)	(1,120,000)
Grant and subsidy income	831,601	731,174	1,125,000
Other income	10,165	13,170	15,672

Total other income	894,756	654,419	1,088,060

NET INCOME	2,698,430	3,670,407	16,656,276

Unrealized gains (losses) on grain contracts	1,058,867	(658,043)	(2,236,677)

COMPREHENSIVE INCOME	$3,757,297	$3,012,365	$14,419,599

NET INCOME PER UNIT
BASIC AND DILUTED	$94.95	$129.15	$583.20

DISTRIBUTIONS PER UNIT	$175.00	$171.43	$1,000.00
WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	28,420	28,420	28,560

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 30,  2007, 2008 and 2009

	Class A		Class B		Class C		Membership	Retained	Accumulated
	Units	Amount	Units	Amount	Units	Amount	Distributions	Earnings	Comprehensive (loss)	Total

Balance September 30, 2006	16,002	$10,910,140	12,208	$8,640,895	350	$250,000	$(37,168,800)	$65,308,477	$(95,293)	$47,845,419

Distributions to members	—	—	—	—	—	—	(28,560,000)	—	—	(28,560,000)

Change in grain hedge contracts	—	—	—	—	—	—	—	—	(2,236,677)	(2,236,677)

Net income	—	—	—	—	—	—	—	16,656,276	—	16,656,276

Balance September 30, 2007	16,002	10,910,140	12,208	8,640,895	350	250,000	(65,728,800)	81,964,753	(2,331,970)	33,705,018

Distributions to members	—	—	—	—	—	—	(4,882,000)	—	—	(4,882,000)

Redemption of 140 units class B	—	—	(140)	(700,000)	—	—	—	—	—	(700,000)

Change in grain hedge contracts	—	—	—	—	—	—	—	—	(658,043)	(658,043)

Net income	—	—	—	—	—	—	—	3,670,407	—	3,670,407

Balance September 30, 2008	16,002	10,910,140	12,068	7,940,895	350	250,000	(70,610,800)	85,635,160	(2,990,013)	31,135,382

Distributions to members	—	—	—	—	—	—	(4,973,500)	—	—	(4,973,500)

Change in grain hedge contracts	—	—	—	—	—	—	—	—	1,058,867	1,058,867

Net income	—	—	—	—	—	—	—	2,698,430	—	2,698,430

Balance September 30, 2009	16,002	$10,910,140	12,068	$7,940,895	350	$250,000	$(75,584,300)	$88,333,590	$(1,931,146)	$29,919,179

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2009, 2008, AND 2007

	2009	2008	2007

OPERATING ACTIVITIES
Net income	$2,698,430	$3,670,407	$16,656,276
Depreciation	6,386,602	6,324,986	5,858,935
Amortization	40,440	40,440	40,440
Gain (loss) on disposal of equipment	—	—	(5,473)
Change in unrealized losses on grain hedging contracts	1,058,867	(658,043)	(2,236,677)
Changes in assets and liabilities
Accounts receivable	1,290,729	(2,924,244)	2,405,541
Accounts receivable - Government Subsidies	(328,081)	(125,030)	(24,825)
Inventory	1,297,662	806,041	(3,546,673)
Prepaid expenses	(228,703)	(4,756)	(155,211)
Accounts payable and accrued expenses	(2,519,004)	2,986,883	750,717
Accrued interest	291	(3,817)	6,219
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,697,233	10,112,868	19,749,270

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,101,521)	(1,575,358)	(4,433,862)
Investment in commodity trading accounts	(17,278,556)	(27,830,037)	(21,319,616)
Withdrawals from commodity trading accounts	19,515,999	27,686,101	19,333,404
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,135,922	(1,719,294)	(6,420,074)

FINANCING ACTIVITIES
Distributions to members	(4,973,500)	(4,882,000)	(28,560,000)
Proceeds from notes payable	—	20,000,000	20,850,000
Payment of notes payable	(8,119)	(20,935,727)	(19,983,923)
Acquisition of membership units	—	(700,000)	—
NET CASH (USED IN) FINANCING ACTIVITIES	(4,981,619)	(6,517,727)	(27,693,923)

NET INCREASE (DECREASE) IN CASH	5,851,536	1,875,847	(14,364,727)

CASH - BEGINNING OF PERIOD	2,501,358	625,511	14,990,238

CASH - END OF PERIOD	$8,352,894	$2,501,358	$625,511

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$19,868	$119,696	$103,872

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when the product is loaded on the common carrier FOB “shipping point,” when title passes to customer. The distillers grain products are subject to a Purchase and Sales Agreement, and revenue is recognized upon delivery, FOB “Shipping point.” Interest income is recognized as earned.  Income from government grant programs is recognized as costs are incurred.  Government subsidies are recognized based on fulfillment of program criteria, completion of application and determination of available funding.

Derivatives and Financial Instruments

The Company accounts for derivatives in accordance with ASC 815-10, “Accounting for Derivative Instruments and Hedging Activities”. ASC 815-10 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in the fair value of derivatives are recorded as a component of Cost of Sales unless the normal purchase or sale exception applies or hedge accounting is elected.

The Company enters into derivative instruments including future contracts, swap agreements and options to fix prices for a portion of future raw material requirements. The Company has designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require the Company to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.   The Company has included in its cost of sales an aggregate of $3,833,914 of losses on completed contracts related to its hedging activities and has recorded an aggregate of $1,058,867 of unrealized gains as a credit to comprehensive income for the year ended September 30, 2009.  This compares to losses on contracts of $1,989,689 and $1,311,604, and unrealized losses of $658,043 and $2,236,677 for the years ended September 30, 2008 and 2007, respectively.  At September 30, 2009, the commodities trading account-futures and options contracts amounted to

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

$94,771, compared to $2,332,214 at September 30, 2008, which represents the lower of the cost or fair market value of the futures and options contracts recorded on the balance sheet.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of assets is computed using the straight-line method over the following estimated useful lives:

Building and manufacturing equipment	5 - 31.5 years
Land improvements	15 years
Vehicles	7 years
Office equipment, and furniture and fixtures	7 years

Depreciation expense for the years ended September 30, 2009 and 2008 amounted to $6,386,602 and $6,324,986, respectively. For the year ended September 30, 2007, depreciation expense amounted to $5,858,935.

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

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

Concentration of Credit Risk

The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits.  At September 30, 2009, the Company’s balances exceeded insured limits by $6,306,447.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

Segment Information

The Company follows ASC 220-10, “Disclosures about Segments of an Enterprise and Related Information”. Certain information is disclosed, per ASC 220-10, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements if it expands its operations.

Comprehensive Income

The Company reports comprehensive income in accordance with ASC 280-10, “Reporting Comprehensive Income,” which requires the reporting of all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized.  This encompasses unrealized gains and losses from available-for-sale securities held. The Company recorded comprehensive income of $1,058,867 and comprehensive losses of $658,043 for the fiscal years ended September 30, 2009 and September 30, 2008, respectively, and a $2,236,677 comprehensive loss for the year ended

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

September 30, 2007, which recognized a decrease in the fair value of unfulfilled future purchase contracts for raw materials at those dates.

Accounts Receivable

The Company’s accounts receivable are due from distributors in the ethanol and livestock feed industries. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. There was no allowance for doubtful accounts at September 30, 2009 or 2008.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory reserves are established for obsolescence based on expiration dating of perishable products and excess levels of inventory on hand. Inventories at September 30, 2009 and 2008 consist of the following:

	2009	2008
Raw materials	$1,543,721	$2,115,341
Work-in-process	1,007,129	1,502,208
Finished goods	348,584	579,547
Total	$2,899,434	$4,197,096

Shipping and Handling

The cost of shipping products to customers is included in cost of goods sold.  Amounts billed to a customer in a sale transaction related to shipping and handling is classified as revenue.

Recent Accounting Pronouncements

FASB ASC TOPIC 805 — “Business Combinations.” The objective of this topic is to enhance the information that an entity provides in its financial reports about a business combination and its effects. The topic mandates: (i) how the acquirer recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (ii) what information to disclose in its financial reports and; (iii) recognition and measurement criteria for goodwill acquired. This topic is effective for any acquisitions made on or after December 15, 2008. The

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

adoption of this topic did not have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 810 — “Noncontrolling Interests.” The objective of this topic is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and; (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This topic is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 815 — “Derivatives and Hedging.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This topic requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This topic is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 944 — “Financial Services — Insurance.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred. This topic requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This topic is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The adoption of this topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 855 - “Subsequent Events.” In May 2009, the FASB issued topic 855, which establish general standards of accounting and disclosure of events that occur after the

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

balance sheet date but before financial statements are issued or are available to be issued. In particular, this topic sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This topic should be applied to the accounting and disclosure of subsequent events. This topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This topic was effective for interim and annual periods ending after June 15, 2009, which was September 30, 2009 for the Company. The adoption of this topic did not have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 105 - “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles.” In June 2009, the FASB issued Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.

FASB ASC TOPIC 320 - “Recognition and Presentation of Other-Than-Temporary Impairments.” In April 2009, the FASB issued Topic 320, which amends the other-than-temporary impairment guidance in GAAP for debt securities, to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The topic is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this topic did not have a material impact on the Company’s financial statements and disclosures.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

FASB ASC TOPIC 860 - “Accounting for the Transfer of Financial Assets and Extinguishment of Liabilities.” In June 2009, the FASB issued additional guidance under Topic 860 which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 810 - “Consolidation of Variable Interest and Special Purpose Entities.” In June 2009, the FASB issued Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This topic is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 820 - “Fair Value Measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures—Overall” for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent).  The

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of these amendments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitment, and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 740 - “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this update did not have a material impact on the Company’s financial statements and disclosures.

NOTE 3 — MEMBERS’ EQUITY

On February 29, 2008, the Board of Managers announced that effective March 10, 2008 our units of membership interest would be split on a seven to one (7:1) basis.  Unless otherwise noted, all units and per unit disclosures reflect the effect of the 7:1 split.  Subsequent to the split, the Company purchased 140 Class B units from a member.  The resulting outstanding units at September 30, 2009 are as follows:

Class A units	16,002
Class B units	12,068
Class C units	350
Total units	28,420

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

Historically, the Company has four classes of membership capital units: Class A, B, C and D. Capital units of each class were issued in denominations of $5,000 (pre-split).

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

For Class C capital units subscribed in a private placement prior to the public offering, 10% of the offering price was due upon subscription with the remaining amount executed as a promissory note due at the call of the Board of Managers.  In 2003, the Company closed the sale of 350 Class C Units, totaling $250,000, to a single purchaser.

Class D capital units were issued and converted prior to the 7:1 split.  The units were offered for sale prior to the public offering at a price of $5,000 per unit to the members of the Board of Managers and certain others.  Total equity raised from the sale of Class D units was $415,000 during the year ended December 31, 2001.  Upon completion of the public offering, which occurred in March 2003, 581 Class D units automatically converted into 1,162 Class A capital units.  The Company must approve all transfers or other dispositions of capital units.

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

SEPTEMBER 30, 2009 AND 2008

Upon dissolution of the Company, and after the payment of all debts and liabilities of the Company, the assets shall be distributed to the unit holders ratably in proportion to the credit balances in their respective capital accounts for all classes of units.

The Company made distributions to its members of $4,973,500 during the fiscal year ended September 30, 2009. In the fiscal years ended September 30, 2008 and 2007, distributions paid totaled  $4,882,000 and $28,560,000 respectively.

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

The term loan was subject to certain restrictive covenants, and required payment of origination, participation and other fees totaling $337,107 and an annual administrative fee of $25,000. The $362,107 of financing costs are being amortized over the life of the loan (10 years), commencing with the loan’s conversion into a permanent loan in August 2004. Of that amount, $40,440 was amortized and expensed in each of the years ended September 30, 2009, 2008 and 2007. The annual administrative fee is amortized over 12 months.

The Third Amendment to the Credit Agreement was executed on March 7, 2006, which increased allowable dividends to up to 75% of net income with distributions up to 100% of net income, so long as the Company maintains working capital that exceeds $5,000,000 and a

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

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

There was no outstanding balance on the Revolving Loan at September 30, 2009.

During the period ended September 30, 2004, the Company entered into two irrevocable standby letters of credit (the “Letters of Credit”) for $120,000 and $500,000, respectively.  The Letters of Credit are for the benefit of the Company’s utility provider.  The Letters of Credit expire on December 31, 2011.

The Company purchased a new vehicle on June 30, 2006. The purchase was financed partially by the value of a vehicle traded-in ($11,133), and the balance of $34,825 was financed by an offer from GMAC financing for a term of 36 months with no interest. The monthly payment was $902 and the final payment was made June 1, 2009.

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

NOTE 5 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company has entered into various agreements regarding its formation, operation and management. Significant agreements are as follows:

Employee 401(k) Plan

The Company established a 401(k) retirement plan on November 1, 2004 for its employees. The Company matches employee contributions to the plan up to 5% of each eligible employee’s gross compensation. The amount contributed by the Company is vested 25% per year on behalf

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

of the employee. The Company contributed $75,526, $64,924, and $99,033 for fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Energy Management Services

The Company has entered into an agreement with U.S. Energy Service, Inc. for energy management and engineering services.  The initial term of the agreement expired on August 31, 2003, and is renewable for one-year terms unless terminated by either party with 30 days advance notice.  The agreement provides for fees of $2,800 per month.   The agreement was renewed through August 31, 2009, and again through August 31, 2010.

Sales Service Agreement

The Company has entered into an agreement with United Bio Energy, LLC (“UBE”) (see Notes 7 and 10) for the sale of the bulk feed grade products (distillers grains) produced from the plant.  The agreement expired September 30, 2009, and was automatically renewed for a one-year term pursuant to the terms of the agreement.  Under the terms of the agreement, UBE purchases all products at a price equal to 98% or 97.5% of the selling price depending on whether it is wet or dry grains, less applicable freight.  If the product is sold to members of the Company, UBE will pay an additional 0.5% to the members, less applicable freight.  UBE is responsible for billing and account servicing of the product sales and for losses related to non-payment unless such non-payment relates to substandard products.

Marketing Agreement

The Company entered into an agreement on October 31, 2001 with Ethanol Products, LLC (see Notes 7 and 10) for the marketing of the Company’s ethanol and certain administrative services.  The agreement as amended on October 18, 2002, has a term of five years and commenced upon start of ethanol production, with a fee of $0.01 per gallon of ethanol produced.  On November 24, 2008, the Company entered into a new five (5) year marketing agreement with Ethanol Products, LLC d/b/a/ POET Ethanol Products. The commencement date of the new agreement will be February 1, 2009 for a five (5) year term, and will automatically renew for an additional five (5) year period unless terminated by either party ninety (90) days prior to the end of the term. The Marketing and Service Fee rendered by the marketer shall be one percent (1%) of the net-back sales price per gallon of our ethanol sold.

Grain Handling Addition

The Company contracted with Habco, Inc. to have a fifth grain receiving pit and related equipment installed at the grain elevator facility which was completed and in operation in October 2009. The total cost of the project, including change orders, was $1,101,512. All invoices were paid prior to filing this document.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has reimbursed members of the Board of Managers for certain expenses incurred by the Company and paid by the members of the Board of Managers including attending Board meetings. Expense reimbursements for the years ended September 30, 2009, 2008, and 2007, totaled $48,831, $53,796 and $43,035, respectively.

NOTE 7 — INCENTIVE PAYMENTS

During the fiscal years ended September 30, 2009, 2008, and 2007 the Company received no federal incentive payments for its ethanol production. This program was terminated by the U.S.D.A. on June 30, 2006. The United States Department of Agriculture Rural Development instituted the “Advanced Biofuel Payment Program” during fiscal year 2009, which allocated up to $25,000,000 to be paid to producers who qualify for advanced biofuel feedstocks used to produce renewable energy. The Company has applied for this program and has been accepted as a qualified participant pursuant to the use of milo as a feedstock.  The Company’s prorated share of funds for fiscal 2009 accrued was $700,000. Additionally, the Company also qualifies for production incentive payments under a State of Kansas program.  The Kansas program is limited to an amount of $1,125,000 per year for each producer in excess of five million gallons per year at the rate of $0.075 per gallon. During the fiscal year ended September 30, 2009, the Company recorded revenue of $131,601 and received an aggregate of $503,520, of which $371,919 was recorded as revenue in fiscal 2008. The Company recorded $731,174 and $1,125,000 income during the fiscal years ended September 30, 2008, and 2007 respectively. The reduction in recorded income for the fiscal years ended September 30, 2009 and 2008 is due to additional ethanol plants qualifying for the program which caused a proration of payments received by all participants in the program.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

NOTE 8 — SALE / LEASEBACK TRANSACTION

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

The $160,000 of financing fees paid to the bond underwriter and $42,040 of legal and other cost associated with the bond closing are being amortized over the 30-year life of the bonds. A total of $6,732 of amortization expense was recognized during each of the years ended September 30, 2009, 2008 and 2007.

The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments on the plant.  Both the bond and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the periods ended September 30, 2009, 2008 and 2007 were $1,120,000 per year. This amount is equal to the lease expense of the plant in each respective period.

NOTE 9 — CONCENTRATION OF CUSTOMERS

The Company sells essentially all of its products to two marketers, which in turn sell to other purchasers.  The Company has executed an exclusive marketing agreement with Ethanol Products LLC (“Ethanol Products”) of Wichita, Kansas (see Notes 6 and 7) to market the ethanol produced at its plant.  The agreement is effective for an initial term of five years beginning January 2004.  A new agreement with Ethanol Products will commence effective February 1, 2009 and is automatically renewable for subsequent five-year terms unless terminated by either party prior to expiration.  Ethanol Products has agreed to purchase all of the ethanol that is produced at the plant.  Ethanol Products is solely responsible for determining the price and terms at which the ethanol acquired from the plant is sold and to whom it is sold.

The Company also has executed an exclusive agreement with UBE to market all of the distillers grains produced at the plant.  The initial term of the agreement with UBE expired September 30, 2006 and has automatically renewed for successive one-year terms.  The agreement is automatically renewed each year unless terminated by the Company or UBE following 90 days advance written notice.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

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

NOTE 11 — SUPPLEMENTARY QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes unaudited quarterly financial information for the fiscal years ended September 30, 2009, 2008, and 2007:

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

	Fiscal Year 2009
	Three Months Ended
	December 31	March 31	June 30	September 30

Revenue	$24,500,388	$22,545,319	$23,021,707	$22,201,091

Net income (loss)	(1,635,697)	1,227,399	1,227,397	1,879,331

Net income per unit basic and diluted	(57.56)	43.19	43.19	66.13

Distribution per unit	50.00	50.00	75.00	—

Weighted average units outstanding basic and diluted	28,420	28,420	28,420	28,420

	Fiscal Year 2008
	Three Months Ended
	December 31	March 31	June 30	September 30

Revenue	$23,253,045	$28,344,119	$33,824,907	$33,806,605

Net income (loss)	538,405	2,182,146	1,656,658	(706,802)

Net income (loss) per unit basic and diluted	18.86	76.79	58.29	(24.87)

Distribution per unit	71.43	50.00	—	50.00

Weighted average units outstanding basic and diluted	28,560	28,420	28,420	28,420

	Fiscal Year 2007
	Three Months Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007

Revenue	$27,311,254	$28,927,544	$28,550,934	$23,971,468

Net income	5,996,452	6,197,151	4,203,180	259,493

Net income per unit basic and diluted	209.96	216.99	147.17	9.08

Distribution per unit	571.43	142.86	142.86	142.86

Weighted average units outstanding basic and diluted	28,560	28,560	28,560	28,560

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

NOTE 12 - SUBSEQUENT EVENTS

Based on the Company’s financial condition at September 30, 2009, the Board of Managers declared a distribution to members equal to $250 per unit totaling $7,105,000. This distribution was paid November 16, 2009.

On December 7, 2009, the Company signed a contract with ICM, Inc. to add a 535,000 gallon fermenter to be integrated into the existing process of our plant. The contract price is $2,236,131, of which 40% was paid upon execution of the contract. The project is estimated to be completed near the end of the second quarter of fiscal 2010.

On December 28, 2009, the Company received a payment of $848,999 from the USDA Rural Development Program, of which $700,000 was accrued as income during fiscal 2009.

The Company evaluated all events subsequent to the balance sheet date of September 30, 2009, through the date of issuance of these financial statements and has determined that, except as set forth above, there are no further subsequent events that require disclosure.

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