Form 10-Q
period 2009-12-31
WESTERN PLAINS ENERGY LLC
filed 2010-02-16
CIK 1161049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: December 31, 2009

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

(785) 672-8810

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒.

As of February 15, 2010, 16,002 Class A Capital Units, 12,068 Class B Capital Units and 350 Class C Capital Units of the registrant were outstanding.

WESTERN PLAINS ENERGY, L.L.C.

References in this report to agreements to which Western Plains Energy, L.L.C. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements.  Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and the exhibits listed therein.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED BALANCE SHEETS

	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$9,574,667	8,352,894
Accounts receivable	5,053,225	4,852,593
Accounts receivable - government subsidies	—	700,000
Inventory	4,170,410	2,899,434
Prepaid expense	853,997	436,674
Commodities trading accounts - futures and options contracts	201,264	94,771
Total current assets	19,853,563	17,336,366

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	1,237,029	1,220,677
Manufacturing equipment	39,178,405	39,029,728
Buildings	3,011,442	3,011,442
Vehicles	550,480	550,480
Grain Handling and other Equipment	4,917,340	3,742,557
Office equipment, furniture, fixtures	184,188	184,188
Spare parts	842,809	727,145
Construction-in-progress	911,875	679,828
	51,535,440	49,847,917
Less: Accumulated depreciation	(36,041,254)	(34,414,342)
	15,494,186	15,433,575

OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Water rights	340,408	340,408
Loan origination fees, net	154,520	162,947
Financing fees, net	158,838	160,521
Deposits	97,834	97,834
	32,751,600	32,761,710

TOTAL ASSETS	$68,099,349	$65,531,651

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,442,911	$3,607,416
Accrued interest	5,111	5,056
Total current liabilities	7,448,022	3,612,472

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 16,002 issued	10,910,140	10,910,140
Class B Capital Units, 12,068 issued	7,940,895	7,940,895
Class C Capital Units, 350 issued	250,000	250,000
Membership distributions	(82,689,300)	(75,584,300)
Accumulated comprehensive (loss)	(2,113,233)	(1,931,146)
Retained earnings	94,352,825	88,333,590
Total members’ equity	28,651,327	29,919,179

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$68,099,349	$65,531,651

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

	2009	2008

REVENUE	$26,669,199	$24,500,388
COST OF SALES	18,526,736	23,972,320
GROSS PROFIT	8,142,463	528,068

EXPENSES
General and administrative expenses	651,528	576,068
Depreciation expense	1,626,913	1,599,113
Amortization expense	10,110	10,110
Total expenses	2,288,551	2,185,291

Income (loss) from operations	5,853,912	(1,657,223)

Other income (expense)
Interest expense	—	(5,041)
Interest from Industrial Development Revenue Bonds	280,000	280,000
Plant lease expense	(280,000)	(280,000)
Bioenergy incentive program income	148,999	—
Interest income	16,324	26,566

Total other income	165,323	21,525

NET INCOME (LOSS)	6,019,235	(1,635,698)

Other comprehensive income (loss)
Unrealized gains (losses) on grain hedging contracts	(182,088)	657,258

COMPREHENSIVE INCOME (LOSS)	$5,837,148	$(978,440)

NET INCOME (LOSS) PER UNIT
BASIC AND DILUTED	$211.80	$(57.55)

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	28,420	28,420

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$6,019,235	$(1,635,698)
Depreciation	1,626,913	1,599,113
Amortization	10,110	10,110
Conversion of unrealized losses on grain hedging contracts to realized loss	154,181	1,023,139
Changes in assets and liabilities
Accounts receivable	(200,633)	2,753,328
Accounts receivable - Government Subsidies	700,000	—
Inventory	(1,270,976)	(714,262)
Prepaid expenses	(417,323)	(217,941)
Accounts payable and accrued expenses	3,680,079	(1,474,752)
Accrued interest	55	260
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,301,641	1,343,297

INVESTING ACTIVITIES
Purchase of property and equipment	(1,687,522)	(81,996)
Investment in commodities trading accounts	(1,588,581)	(7,239,990)
Withdrawals from commodities trading accounts	1,301,235	8,587,584
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,974,868)	1,265,598

FINANCING ACTIVITIES
Payments on notes payable and line of credit	—	(2,706)
Member distributions	(7,105,000)	(1,421,000)
NET CASH (USED IN) FINANCING ACTIVITIES	(7,105,000)	(1,423,706)

NET INCREASE IN CASH	1,221,773	1,185,189

CASH - BEGINNING OF PERIOD	8,352,894	2,501,358

CASH - END OF PERIOD	$9,574,667	$3,686,547

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(UNAUDITED)

(1)           Basis of Presentation

Western Plains Energy, L.L.C. (the “Company”) was organized under the laws of the State of Kansas on July 10, 2001.  Since inception, the Company has been engaged in the production of fuel-grade ethanol and byproducts.  The interim condensed financial statements included herein have been prepared by the Company, without audit, in accordance with rules of the Securities and Exchange Commission (the “SEC”) pursuant to Item 210 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the balance sheets as of December 31, 2009 (unaudited) and September 30, 2009, the unaudited statements of operations for the three months ended December 31, 2009 and 2008 and the unaudited statements of cash flows for the three months ended December 31, 2009 and 2008, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K filed with the SEC on December 29, 2009.  Except as disclosed herein, there has been no material change to the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K

Certain amounts from the December 31, 2008 financial statements may have been reclassified to conform to current period presentation.

(2)           Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended December 31, 2009, as compared to the recent accounting pronouncements described in the annual report that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the Company adopted FASB 107-1 (ASU No. 825) which amends FASB 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) to require entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting (Opinion 28) to require those disclosures in summarized financial information at interim reporting periods.  Adoption of FASB 107-1 did not have a material impact on the Company’s consolidated results of operations or financial condition.

(3)           Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.  Inventory consists principally of raw material, work-in-process and finished goods.  Inventories at December 31, 2009 and September 30, 2009 consist of the following:

	December 31, 2009	September 30, 2009
Raw material	$2,811,280	$1,543,721
Work-in-process	1,100,986	1,007,129
Finished goods	258,144	348,584
	$4,170,410	$2,899,434

(4)           Investments

Commodities trading accounts — futures and options contracts

The Company attempts to minimize the effects of changes in the price of agricultural commodities by using derivative instruments including futures and options contracts, swap agreements and options to fix prices for a portion of future raw materials required in the production process.  The Company accounts for changes in market value on exchange-traded futures and option contracts at exchange values and account for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area.  The Company records the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlining transactions occur and realized gains and losses are recorded.  During the period ended December 31, 2009, the Company has included in its cost of sales an aggregate of $1,235 in realized gains related to its hedging activities in grain and energy futures contracts. The unrealized losses in open contracts are recognized as comprehensive income of $182,087 at December 31, 2009.

(5)           Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that will provide property tax savings for 10 years on the plant site. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest amounts since they offset; however, they are recorded for accounting purposes.  Both the bond and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the three month period ended December 31, 2009 was $280,000.  This amount is equal to the lease expense of the plant.

(6)           Distribution to Members

During the period ended December 31, 2009, the Company made cash distributions to its members aggregating $7,105,000 in accordance with the terms of its Operating Agreement.

(7)           Subsequent Events

On January 19, 2010, the Board of Managers declared a distribution to the members of $165 per unit for a total of $4,689,300 to be paid February 12, 2010, in accordance with the terms of the Company’s Operating Agreement and with the covenants with AgCountry Farm Credit Services, the Company’s primary lender.  Management has evaluated all subsequent transactions through February 13, 2010, the date these financial statements were available to be issued and has determined that all appropriate subsequent event disclosures have been made in the notes to our condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following narrative describes the results of operations for Western Plains Energy, L.L.C. (“we” or the “Company”) for the three month period ended December 31, 2009, which we refer to as the first quarter of fiscal 2010, and compares those results to the comparable period ended December 31, 2008.  It also discusses our financial condition at December 31, 2009 and compares it to our financial condition at fiscal year end September 30, 2009.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2009, including the audited financial statements and notes included therein.  Certain financial statements included in this report, including our balance sheet at December 31, 2009, the statements of income and comprehensive income for the three months ended December 31, 2009 and 2008, and the statements of cash flows for the three months ended December 31, 2009 and 2008, are unaudited.

Results of Operations

Overview.  The following table highlights certain of our operating results for the three month periods ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009	2008
Revenue	$26,669,199	$24,500,388
Income (loss) from operations	5,853,912	(1,657,223)
Other income	165,323	21,525
Net income (loss)	6,019,235	(1,635,698)
Comprehensive income (loss)	5,837,148	(978,440)
Net income (loss) per unit	212	(58)

Our operating results improved significantly in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, primarily as the result of an increase in the price received for ethanol and the lower average cost of grain.  For the first quarter of fiscal 2010, we reported net income of $6,019,235 on revenue of $26,669,199 compared a net loss of $1,635,698 on revenue of $24,500,388 for the same period in fiscal 2009.  Gross profit for the first quarter of fiscal 2010 was $8,142,463, or 30.5% of revenue, compared to $528,068, or 2.2% of revenue, for the same period in fiscal 2009.

We believe the state of the U.S. economy in fiscal 2010 will continue to present challenges to our business similar to those encountered during fiscal 2009, though less pronounced.  While we are seeing positive signs that grain prices and ethanol prices have presently stabilized near their 2009 levels and the over-supply in the ethanol market has subsided, we remain somewhat concerned about the overall level of demand for ethanol in the current economic climate as consumers have drastically reduced their gasoline consumption.  If the current recovery in the U.S. economy falters in any meaningful way, it could again lead to a sharp over-supply of ethanol since it is directly reflected in overall fuel demand.  In response to these issues, we plan to continue to operate our plant as efficiently as possible and are exploring new and improving technologies which may enable us to achieve greater efficiencies.

Net income.  We recorded net income for the first quarter of fiscal 2010 of $6,019,235 as compared to a net loss of $1,635,698 for the comparable period in fiscal 2009, or a $7,654,933 increase. We attribute this increase to a 21.9% increase in the average price received for ethanol, and a 15.2%

decrease in the average cost of grain, net of hedging activity, in the first quarter of fiscal 2010 when compared to the same period of fiscal 2009. This increase in net income was tempered somewhat by a 37% decrease in the price of distillers grain sold in fiscal 2010 as compared to fiscal 2009, as the price of distillers grain directly correlates to the price of grain.

Revenue.  Revenue for the first quarter of fiscal 2010 increased 8.9% from the comparable period of fiscal 2009.  This increase is attributable to an average increase of $0.34 per gallon for ethanol sold during the first quarter of fiscal 2010 compared to the same period of fiscal 2009.  The decrease in the average price we received for distillers grain discussed immediately above had a negative impact on our revenue for first quarter of fiscal 2010.

The anticipation by the petroleum industry of an increase in the supply of ethanol as a result of improved pricing in late 2009 and early 2010 has led to reduced demand for future sales of ethanol.  We continue to see the market hesitant to make any long term contract obligations until the supply situation is less ambiguous.  Recent experience has shown that forward contracting time frames have generally not exceeded approximately three months in advance, and we believe this trend will continue for the foreseeable future. We continue to employ forward contracting as a technique to hedge against further ethanol price declines.  To the extent that our hedging strategy for ethanol proves inaccurate in any material respect, our future revenue could be adversely affected.  Hedging strategies become more difficult to employ the farther into the future we attempt to mitigate our market risk for ethanol prices.

Cost of Goods Sold.  Our cost of goods sold as a percentage of revenue for the first quarter of fiscal 2010 totaled 69.5%.  This compares to cost of goods sold during the same period of fiscal 2009 of 97.9%.  We believe this ratio improved as a direct result of the decrease in the average price paid for grain and the increase in the average market prices of ethanol during fiscal 2010.

The decrease in grain prices during the first quarter of fiscal 2010 is attributable to the record crop produced in the 2009/2010 crop cycle.  Although cash grain prices trended higher during the first quarter of fiscal 2010, prices for a large portion of the grain for delivery during the first half of the quarter had been fixed at contracted levels substantially lower than where the spot market prices peaked in December 2009.  In recent weeks, the cash grain markets have shown little volatility and as a result our price paid for grain has continued at or slightly below the markets.

General and Administrative Expenses.  General and administrative expenses for the first quarter of fiscal 2010 increased 13.1% from the comparable period of fiscal 2009.  This difference is primarily attributable to an increase in labor costs reflecting a increase in bonuses accrued in fiscal 2010 as compared to fiscal 2009, an increase in director expenses, and an increase in dues and subscriptions related to software support. These increases were partially offset by a decrease in professional consulting fees.

Depreciation.  Depreciation during the first quarter of fiscal 2010 increased 1.7% from the comparable period of fiscal 2009, reflecting capital improvements completed in the first quarter of fiscal 2010 with the addition of a new ammonia injection system and a carbon dioxide scrubber in our plant.

Overall, total expenses increased 4.7% during the first quarter of fiscal 2010 from the comparable period of 2009 due to the increase in general and administrative expenses and depreciation.

Other Income (Expense).  Total other income increased $143,798 to $165,323 during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. The primary reason for this increase is the payment received from the USDA Advanced Biofuel Program. We received a total payment of $848,999, of which $700,000 was recorded in fiscal year ended September 30, 2009, and the balance of $148,999 was recorded in the first quarter of fiscal 2010.  This program was instituted during fiscal 2009; therefore, no income was recorded related to the program in the first quarter of fiscal 2009. A decrease in interest expense in the first quarter of 2010 was offset by a decrease in interest income in the same period, reflecting a decrease in interest rates on money market and certificate on deposits held during fiscal 2010 as compared to the comparable period of fiscal 2009.

Gain (Loss) on Hedging Activities.  During the first quarter of fiscal 2010, we reported $182,088 of unrealized losses on hedging contracts.  This compares to unrealized gains of $657,258 during the first quarter of fiscal 2009. We recorded comprehensive income of $5,837,148 in the first quarter of fiscal 2010 as compared to a loss of $978,440 in fiscal 2009.

Liquidity and Capital Resources

Overview.  The following table highlights certain information relating to our liquidity and capital resources at December 31 and September 30, 2009:

	December 31, 2009	September 30, 2009
Working Capital	$12,405,541	$13,723,894
Current Assets	19,853,563	17,336,366
Current Liabilities	7,448,022	3,612,472
Long-term Debt	—	—
Members’ Equity	28,651,327	29,919,179

Our working capital at December 31, 2009 decreased 9.6% from year-end September 30, 2009.  This decrease in working capital primarily occurred because of an increase in accounts payable related to deferred payments on grain contracts.  Our current ratio representing current assets divided by current liabilities was 2.67:1 at December 31, 2009 as compared to 4.80:1 at September 30, 2009.  Although our current ratio decreased during the first quarter of fiscal 2010, we believe there will be adequate cash generated in the near future to fund our operations.

Working Capital.  Current assets increased 14.5% from fiscal year end September 30, 2009 to December 31, 2009.  Cash increased by 14.6% while accounts receivable decreased by 9.0%. Inventory, prepaid expenses, and value of futures contracts increased by 43.8%, 95.6%, and 112.4%, respectively.

Current liabilities increased 106.2% from fiscal year end to December 31, 2009.  We attribute the increase primarily to an increase in unpaid grain contracts at December 31, 2009 reflecting a significant increase in grain purchased from local farmers during the first quarter of 2010.  We maintain a line of credit to finance short-term working capital requirements in the amount of $8,000,000.  We believe our line of credit, in addition to our cash flow in the foreseeable future, will provide sufficient liquidity and capital resources.

Cash Flow.  Cash generated from operating activities during the first quarter of fiscal 2010 was $10,301,644, an increase of 666.9% from the first quarter of fiscal 2009.  The primary components of operating activities contributing to this dramatic increase are net income of $6,019,235 for the first quarter of fiscal 2010 as compared to net loss of $1,635,698 in the same period of fiscal 2009 and an increase in accounts payable of $3,835,495 in the first quarter of fiscal 2010 as compared to a decrease of $1,474,752 in the same period of fiscal 2009.  These were tempered somewhat by an increase in inventory, prepaid expenses and accounts receivable.

Cash used in investing activities for the first quarter of fiscal 2010 was $1,974,868, as compared to $1,265,598 provided by investing activities for the comparable period of fiscal 2009.  We invested $1,687,522 in capital improvements in 2010, including $894,452 initial payment for an additional fermentor which should be in operation in our third quarter of fiscal 2010. This compares to an investment of $81,996 for the first quarter of fiscal 2009. Net margin calls related to grain and natural gas contracts totaled $287,346 for fiscal 2010 as compared to net withdrawals of $1,347,594 for the comparable period in fiscal 2009.

Cash used in financing activities during the first quarter of fiscal 2010 increased significantly from the first quarter of fiscal 2009.  Distributions to members increased $5,684,000 as a result of increased cash generated by operations during fiscal 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes in the commodity prices of grain and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of FASB ASC Topic 815, Derivatives and Hedging.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears a variable interest rate.  Although there is no outstanding balance at December 31, 2009, we have used and anticipate utilizing this revolving promissory note in the future.

We have not entered into any hedging transactions in connection with our notes, although we may consider such an arrangement in the future if appropriate.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain would produce an increase in the fair value of our derivative instruments equal to approximately $20,126 based on our positions at December 31, 2009.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of December 31, 2009, the fair value of our derivative instruments for grain is an asset in the amount of $201,264.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected grain usage is approximately 17.8 million bushels per year for the production of 48 million gallons of ethanol.  We have price protection for approximately 25% of our expected grain usage for fiscal year ended September 30, 2010 using CBOT futures and options and over-

the-counter option contracts and cash basis contracts.  As we move forward, additional protection may be necessary.  As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2010.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 8% of our natural gas needs through April 2010.  Additionally, we estimate the forward coverage to be 25% for the balance of fiscal 2010.  As a result of extreme price volatility in the natural gas markets during fiscal 2008, we chose at that time to place the additional coverage for our gas needs into the current fiscal year.  With natural gas prices continuing to be at low levels compared to historical price levels, additional coverage may not be needed in the near future.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of December 31, 2009 and 2008 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
December 31, 2009	$201,264	$20,126
December 31, 2008	$618,738	$61,874

Item 4.  Controls and Procedures

(a)           We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report.  As of December 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC.

(b)           There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected or are likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.  Exhibits

(a)           Exhibits

31.1         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steven R. McNinch.

31.2         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Scott Foote.

32            Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven R. McNinch and Scott Foote.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN PLAINS ENERGY, L.L.C.

Date: February 15, 2010	By:	/s/ Steven R. McNinch
Steven R. McNinch
Chief Executive Officer/General Manager

Date: February 15, 2010	By:	/s/ Scott Foote
Scott Foote,
Principal Financial Officer