Form 10-Q
period 2010-03-31
WESTERN PLAINS ENERGY LLC
filed 2010-05-07
CIK 1161049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended:  March 31, 2010

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

As of May 7, 2010, 16,002 Class A Capital Units, 12,068 Class B Capital Units and 350 Class C Capital Units of the registrant were outstanding.

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED BALANCE SHEETS

	March 31, 2010	30-Sep-09
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,801,822	$8,352,894
Accounts receivable	5,220,938	4,852,593
Accounts receivable - government subsidies	—	700,000
Inventory	5,971,543	2,899,434
Prepaid expense	431,730	436,674
Commodities trading accounts - futures and options contracts	275,414	94,771
Total current assets	13,701,447	17,336,366

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	1,237,029	1,220,677
Manufacturing equipment	39,218,326	39,029,728
Buildings	3,011,442	3,011,442
Vehicles	550,480	550,480
Grain Handling and other Equipment	4,946,789	3,742,557
Office equipment, furniture, fixtures	189,468	184,188
Construction-in-progress	2,032,789	679,828
Spare parts	842,809	727,145
	52,731,004	49,847,917
Less: Accumulated depreciation	(37,688,027)	(34,414,342)
	15,042,977	15,433,575

OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Water rights	340,408	340,408
Loan origination fees, net	146,093	162,947
Financing fees, net	157,155	160,521
Deposits	97,834	97,834
	32,741,490	32,761,710

TOTAL ASSETS	$61,485,914	$65,531,651

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,286,845	$3,607,416
Accrued interest	5,000	5,056
Total current liabilities	4,291,845	3,612,472

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 16,002 issued	10,910,140	10,910,140
Class B Capital Units, 12,068 issued	7,940,895	7,940,895
Class C Capital Units, 350 issued	250,000	250,000
Membership distributions	(87,378,600)	(75,584,300)
Accumulated comprehensive (loss)	(2,321,954)	(1,931,146)
Retained earnings	95,793,588	88,333,590
Total members’ equity	25,194,069	29,919,179

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$61,485,914	$65,531,651

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2010	2009	2010	2009

REVENUE	$23,156,723	$22,545,319	$49,825,922	$47,045,707
COST OF SALES	19,298,620	19,129,066	37,825,356	43,101,386
GROSS PROFIT	3,858,103	3,416,253	12,000,566	3,944,321

EXPENSES
General and administrative expenses	689,718	603,303	1,341,246	1,179,371
Depreciation expense	1,646,773	1,593,886	3,273,686	3,192,999
Amortization expense	10,110	10,110	20,220	20,220
Total expenses	2,346,601	2,207,299	4,635,152	4,392,590

Income (loss) from operations	1,511,502	1,208,954	7,365,414	(448,269)

Other income (expense)
Interest expense	—	(4,932)	—	(9,973)
Interest from Industrial Development Revenue Bonds	280,000	280,000	560,000	560,000
Plant lease expense	(280,000)	(280,000)	(560,000)	(560,000)
Bioenergy incentive program income	—	—	148,999	—
Interest income	16,438	16,688	32,762	43,255
Miscellaneous income (expense)	(87,177)	6,689	(87,177)	6,689

Total other income (expense)	(70,739)	18,445	94,584	39,971

NET INCOME (LOSS)	1,440,763	1,227,399	7,459,998	(408,298)

Other comprehensive income (loss)
Unrealized gains (loss) on grain hedging contracts	(208,720)	168,795	(390,808)	826,053

COMPREHENSIVE INCOME	$1,232,043	$1,396,194	$7,069,190	$417,755

NET INCOME (LOSS) PER UNIT BASIC AND DILUTED	$50.70	$43.19	$262.49	$(14.37)

WEIGHTED AVERAGE UNITS OUTSTANDING BASIC AND DILUTED	28,420	28,420	28,420	28,420

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$7,459,998	$(408,298)
Depreciation	3,273,686	3,192,999
Amortization	20,220	20,220
Conversion of unrealized losses on grain hedging contracts to realized losses	189,778	985,263
Changes in assets and liabilities
Accounts receivable	(368,345)	916,013
Accounts receivable - Government Subsidies	700,000	—
Inventory	(3,072,109)	564,062
Prepaid expenses	4,944	(322,158)
Accounts payable and accrued expenses	679,428	(1,396,730)
Accrued interest	(56)	161
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,887,544	3,551,532

INVESTING ACTIVITIES
Purchase of property and equipment	(2,883,087)	(316,143)
Investment in commodities trading accounts	(3,145,172)	(12,626,871)
Withdrawals from commodities trading accounts	2,383,943	13,488,478
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,644,316)	545,464

FINANCING ACTIVITIES
Member distributions	(11,794,300)	(2,842,000)
Payments on notes payable and line of credit	—	(5,413)
NET CASH (USED IN) FINANCING ACTIVITIES	(11,794,300)	(2,847,413)

NET INCREASE (DECREASE) IN CASH	(6,551,072)	1,249,583

CASH - BEGINNING OF PERIOD	8,352,894	2,501,358

CASH - END OF PERIOD	$1,801,822	$3,750,941

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

(1)           Basis of Presentation

Western Plains Energy, L.L.C. (the “Company”) was organized under the laws of the State of Kansas on July 10, 2001.  Since inception, the Company has been engaged in the production of fuel-grade ethanol and byproducts.

The interim condensed financial statements included herein have been prepared by the Company, without audit, in accordance with rules of the Securities and Exchange Commission (the “SEC”) pursuant to Item 210 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the balance sheets as of March 31, 2010 (unaudited) and September 30, 2009, the unaudited statements of operations for the three and six months ended March 31, 2010 and 2009 and the unaudited statements of cash flows for the six months ended March 31, 2010 and 2009, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K filed with the SEC on December 29, 2009.  Except as disclosed herein, there has been no material change to the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K

Certain amounts from the March 31, 2009 financial statements may have been reclassified to conform to current period presentation.

(2)           Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended March 31, 2010, as compared to the recent accounting pronouncements described in the annual report that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 107-1 (now ASU no. 825) which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements.  Adoption of SFAS 107-1 did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on the Company’s condensed financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. The Company is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined its impact on the Company’s condensed financial statements.

(3)           Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.  Inventory consists principally of raw material, work-in-process and finished goods.

Inventories at March 31, 2010 and September 30, 2009 consist of the following:

	March 31, 2010	September 30, 2009
Raw material	$4,486,390	$1,543,721
Work-in-process	1,048,089	1,007,129
Finished goods	437,064	348,584
	$5,971,543	$2,899,434

(4)           Investments

Commodities trading accounts — futures and options contracts

The Company attempts to minimize the effects of changes in the price of agricultural commodities by using derivative instruments including futures and options contracts, swap agreements and options to fix prices for a portion of future raw materials required in the production process.  The Company accounts for changes in market value on exchange-traded futures and option contracts at exchange values and accounts for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area.  The Company records the derivative assets and liabilities at their fair values on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains and losses are recorded.  During the three and six month periods ended March 31, 2010, the Company has included in its cost of sales an aggregate of $191,014 and $189,778 in realized losses as compared to $37,876 in realized gains and $985,263 in realized losses for the comparable periods ended March 31, 2009 related to its hedging activities in grain and energy futures contracts.

In the three and six months ended March 31, 2010, unrealized losses recognized as comprehensive income were $208,720 and $390,808, respectively, compared to unrealized gains of $168,795 and $826,053 for the comparable periods ended March 31, 2009.

(5)           Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that has and will provide property tax savings for 10 years on the plant site. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments due on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest amounts since they offset; however, they are recorded for accounting purposes.  Both the bonds and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the industrial revenue bonds for the six month periods ended March 31, 2010 and 2009 was $560,000.  This amount is equal to the lease expense of the plant.

(6)           Distribution to Members

During the three month periods ended March 31, 2010 and December 31, 2009, the Company made cash distributions to its members of $4,689,300 and $7,105,000, respectively, aggregating $11,794,300.  The payments were made in accordance with the terms of its Operating Agreement.

(7)           Subsequent Events

On April 20, 2010, the Board of Managers declared a distribution to its members of $65 per unit, or $1,847,300 in the aggregate, to the members.  The distribution resulted from the financial performance of the Company during its second fiscal quarter 2010 and the payment will be made in accordance with the terms of the Company’s Operating Agreement and covenants with AgCountry Farm Credit Services, the Company’s primary lender.  Management has evaluated all subsequent transactions through the date these financial statements were available to be issued and has determined that all appropriate subsequent event disclosures have been made in the notes to our condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following narrative describes the results of operations for Western Plains Energy, L.L.C. (“we”, “our” or the “Company”) for the three and six month periods ended March 31, 2010, which we refer to as the second quarter and first six months of fiscal 2010, respectively, and compares those results to the comparable periods ended March 31, 2009. It also discusses our financial condition at March 31, 2010 and compares it to our financial condition at fiscal year end September 30, 2009. This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2009, including the audited financial statements and notes included therein. The condensed financial statements included in this report, including our balance sheet at March 31, 2010, the statement of income and comprehensive income for the three and six months ended March 31, 2010 and 2009, and our statement of cash flows for the six months ended March 31, 2010 and 2009 are unaudited.

Results of Operations

Overview. The following table highlights certain of our operating results for the three and six month periods ended March 31, 2010 and 2009:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009

Revenue	$23,156,723	$22,545,319	$49,825,922	$47,045,707
Income (loss) from operations	1,511,502	1,208,954	7,365,414	(448,269)
Other income (expense)	(70,739)	18,445	94,584	39,971

Net income (loss)	1,440,763	1,227,399	7,459,998	(408,298)
Comprehensive income	1,232,043	1,396,194	7,069,190	417,754
Net income (loss) per unit	$50.70	$43.19	$262.49	$(14.37)

Our operating results improved slightly for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 and significantly for the six months ended March 31, 2010 compared to the six months ended March 31, 2009, primarily as a result of the combination of an increase in the price of ethanol sold and a decrease in the cost of grain during fiscal 2010.  For the second quarter of fiscal 2010, we reported net income of $1,440,763 on revenue of $23,156,723, compared to net income of $1,227,399 on revenue of $22,545,319 for the same period in fiscal 2009.  Gross profit for the second quarter of fiscal 2010 was $3,858,103, or 16.7% of revenue, compared to $3,416,253, or 15.2% of revenue, for the same period in fiscal 2009.

For the first six months of fiscal 2010, we reported net income of $7,459,998 on revenue of $49,825,922 as compared to a net loss of $408,298 on revenue of $47,045,707 for the same period in fiscal 2009.  Gross profit for the first six months of fiscal 2010 was $12,000,566, or 24.1% of revenue compared to $3,944,321, or 8.4% of revenue, for the same period in fiscal 2009.

During the second quarter of fiscal 2010, grain prices increased while the average price received for ethanol has declined steadily. This has created a tightening in our profit margin as compared to the first quarter of fiscal 2010.

Net income. Net income for the second quarter of fiscal 2010 increased $213,363, or 17.4%, from the comparable period of fiscal 2009. Net income for the first six months of fiscal 2010 increased $7,868,296 from the comparable period of fiscal 2009. We attribute this increase to the following factors:

•      An increase in the average price received for ethanol of 15% in the second quarter and 18.3% for the first six months of fiscal 2010, as compared to the same respective periods of fiscal 2009;

•      A reduction in average price paid for grain for the first six months of fiscal 2010 of 10.9% as compared to the comparable period in fiscal 2009; and

•      Participation in a Federal Advanced Renewable Fuels Program in fiscal 2010.

Revenue. Revenue for the second quarter of fiscal 2010 increased 2.7% from the comparable period of fiscal 2009. This increase is attributable to an increase in the average price received for our ethanol; however, this increase was tempered somewhat by a 1.6% decrease in production of ethanol. We sold 4.1% less ethanol in the second quarter of fiscal 2010 than the comparable period of fiscal 2009 due to weak demand for automobile fuel.  Due to the current over-supply and continued weak demand for fuel, we anticipate continued downward pressure on the price of ethanol for the remainder of the 2010 fiscal year.

Revenue for the first six months of fiscal 2010 increased 5.9% as compared to fiscal 2009. This increase is primarily attributable to higher market prices for ethanol during fiscal 2010 as compared to fiscal 2009. The average price received for our ethanol for the second quarter and first six months of 2010 increased 15.0% and 18.3%, respectively, as compared to the comparable periods of fiscal 2009.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenue for the second quarter of fiscal 2010 totaled 83.3%. This compares to cost of goods sold during the same period of fiscal 2009 of 84.9%.  The current volatility in commodities prices makes it difficult to predict how grain prices will trend for the remainder of the current fiscal year.

Our cost of goods sold as a percentage of revenue for the first six months of fiscal 2010 totaled 75.9% compared to cost of goods sold during the same period of fiscal 2009 of 91.6%.

The decrease in cost of goods sold as a percentage of revenue during the first two quarters of fiscal 2010 is primarily attributable to the decrease in the price paid for the grain used in production and an increase in the price of ethanol sold during the first quarter fiscal 2010.

Our cost of grain (net of hedging activities) for the second quarter of fiscal 2010 increased 2.4% as compared to the average grain cost in the comparable period of 2009; however, we experienced an overall decrease in the price of grain of 12.0% for the first six months of fiscal 2010, as compared to the same period in fiscal 2009. This decrease in cost is primarily due to an increase in corn production in the U.S. during 2009, flat demand, a greater than anticipated carryout inventory of corn, and weaker exports compared to USDA full projections.

Our contract for natural gas for the first six months of fiscal 2010 was 25.1% less than for fiscal 2009 due to a weak natural gas market for the first six months of fiscal 2010. For the second quarter and first six months of fiscal 2010, natural gas (net of hedging activities) represented approximately 7.6% and 6.2%, respectively, of our cost of goods sold as compared to 6.4% and 5.3%, respectively, for fiscal 2009. Energy hedge losses realized for the second quarter and first six months of fiscal 2010 were $119,360 and $53,960, respectively, as compared to realized losses of $66,740 and $204,820 for the same periods of fiscal 2009.

General and Administrative Expenses. General and administrative expenses increased 14.3% for the second quarter of fiscal 2010 compared to second quarter of fiscal 2009, while increasing 13.7% for the first six months of fiscal 2010 from the comparable period of fiscal 2009. The most significant components related to the increase in administrative expenses are salaries, public relations, fees related to operational permits, and professional fees related to our compliance costs as a company that reports publicly with the Securities and Exchange Commission (“SEC”).  Salaries increased 16.3%, public relations advertising increased 504%, permits and operating fees increased 1,000%, and professional fees increased 55%. Salaries increased as a consequence of the bonuses paid for the first quarter of fiscal 2010 and public relations and advertising expenses increased as we attempted to educate the public on the benefits of using ethanol. The increase in permits and fees resulted from a one time fee from the Environmental Protection Agency to operate under current regulations. Professional fees related to our status as a publicly reporting company increased pursuant to additional audit and internal control procedures which became effective in fiscal 2010.

Depreciation. Depreciation during the second quarter of fiscal 2010 increased 3.3%, from the comparable period of fiscal 2009, reflecting the additional depreciation related to the capital improvements to the grain storage facility, revamping of our carbon dioxide scrubber, and the addition of an ammonia injection system. Depreciation during the six months ended March 31, 2010 increased 2.5% from comparable periods of fiscal 2009, also reflecting additional depreciation expense associated with the aforementioned projects.

Other Income (Expense). The information below summarizes the significant increases (decreases) in items of other income and expense for the second quarter and first six months of fiscal 2010 as compared to the same periods ending March 31, 2009:

	Increase (Decrease) for the Periods Ended March 31, 2010 Compared to March 31, 2009
	3 Months	6 Months
Income from grants and subsidies	$—	$148,999
Interest Income	(250)	(10,493)
Interest Expense	(4,932)	(9,973)
Miscellaneous Income/Expense	(93,866)	(93,866)

The increase in income from grants and subsidies for the first six months of fiscal 2010 is attributable to our eligibility to receive payments from the Advanced Biofuel Payment Program administered by the United States Department of Agriculture, Rural Development. We qualified for this program by utilizing grain sorghum in the production process. We are eligible for an additional payment for fiscal 2010 which will be determined subsequent to USDA allocating the balance of funds available to the participants in the program. The decrease in interest income for the three and six months ended March 31, 2010 reflect a smaller average cash balance on deposit as well as lower interest rates compared to related periods in fiscal 2009.

Interest expense decreased for the second quarter and first six months of fiscal 2010, primarily due to reclassifying certain banking fees from interest expense to administrative expense. We do not have any outstanding loan balances at this time.

The decrease in other income and expense during the second quarter and first six months of fiscal 2010, as compared to the related periods of fiscal 2009, is primarily due to expensing the $100,000 insurance deductible related to a claim for damage to our dry distillers grain building, inventory and equipment.

During the second quarter of fiscal 2010, we reported $208,720, of unrealized losses on hedging contracts as compared to unrealized gains of $168,795 for the same period in fiscal 2009.

During the first six months of fiscal 2010, we reported $390,808, of unrealized losses on hedging contracts as compared to unrealized gains of $826,053 for the same period in fiscal 2009. While this negatively impacted our comprehensive income for the first six months of fiscal 2010, we enjoyed a substantial improvement in net income overall.

Liquidity and Capital Resources

Overview. The following table highlights certain information relating to our liquidity and capital resources at March 31, 2010 and September 30, 2009:

	March 31, 2010	September 30, 2009
Working Capital	$9,409,602	$13,723,894
Current Assets	13,701,447	17,336,366
Current Liabilities	4,291,845	3,612,472
Members’ Equity	25,194,069	29,919,179

Our working capital at March 31, 2010 decreased 31.4% from year-end September 30, 2009. This decrease is primarily attributable to member distributions paid and higher grain payables during fiscal 2010. These factors were partially offset by higher inventory and lower trade accounts payable. Our current ratio, representing current assets divided by current liabilities, was 3.19:1 at March 31, 2010, compared to 4.80:1 at September 30, 2009.

Working Capital. Current assets decreased 21.0% from fiscal year end September 30, 2009 to March 31, 2010. The decrease during the first six months of fiscal 2010 is primarily due to a 78.4% decrease in cash on deposit and a decrease in accounts receivable from government programs. This was partially offset by a 7.6% increase in accounts receivable, a 106% increase in grain inventory, and a 190.6% increase in values of commodity contracts. Current liabilities increased 18.8%, primarily due to a 106% increase in grain payables related to deferred grain contracts paid in April 2010.

We maintain a line of credit of $8,000,000 to finance short-term working capital requirements. At September 30, 2009 and March 31, 2010, there was no outstanding balance on this line of credit.

Cash Flow. The amount of cash generated by operating activities was $8,887,544 for the first six months of fiscal 2010 as compared to $3,551,532 for the comparable period of fiscal 2009, representing an increase of $5,336,012, or 150.3%. The primary contributing factor for this increase was better operating results for the first six months of fiscal 2010, as compared to fiscal 2009. An increase in accounts payable and decrease in prepaid energy expense added to cash generated during fiscal 2010 as compared to fiscal 2009. These factors were partially offset by a decrease in conversion of unrealized gains to realized gains in commodity contracts, and an increase in inventory.

The amount of cash used in investing activities was $3,644,316 for the first six months of fiscal 2010 as compared to $545,464 generated during the comparable period in fiscal 2009. Investments in commodity accounts, net of withdrawals, for the first six months of fiscal 2010 and 2009 were $761,229 and $861,607, respectively.  Natural gas prices have continued a steady decline during fiscal 2010, resulting in a modest increase in overall margin calls.

Investment in property and equipment for the first six months of fiscal 2010 was $2,883,087, as compared to $316,143 for the comparable period in fiscal 2009.

The amount of cash used in financing activities rose significantly during the first six months of fiscal 2010, increasing to $11,794,300 as compared to $2,847,413 in the comparable period in fiscal 2009.  This increase was a result of significantly higher distributions to members in fiscal 2010, which increased by $8,952,300 from fiscal 2009.

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

A few of the uncertainties that could affect the accuracy of forward-looking statements, in addition to the specific “Risk Factors” identified in this report and our Annual Report on Form 10-K, and other filings with the SEC, include:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes in the commodity prices of grain and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain and natural gas would produce an increase in the fair value of our derivative instruments equal to approximately $657,865 based on our positions at March 31, 2010.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of March 31, 2010, the fair value of our derivative instruments for grain and natural gas is an asset in the amount of $275,414. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

To manage our grain price risk, our hedging strategy is designed to establish a price ceiling and floor for our purchases. We have taken a net neutral position on our exchange traded futures and options contracts, which allows us to offset increases or decreases in the market price of grain. The upper limit of loss on our futures contracts is the difference between the contract price and the cash market price of corn and milo at the time of the execution of the contract. The upper limit of loss on our exchange traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.

We estimate that our expected grain usage is approximately 18 million bushels per year for the production of 48.6 million gallons of ethanol. We have price protection for approximately 20% of our expected grain usage for fiscal year ended September 30, 2010 using CBOT futures and options and cash grain purchases.

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

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas. This purchase agreement fixes the price at which we purchase natural gas. We estimate that we have forward contracts in place for approximately 25% of our natural gas needs through September 2010.  We anticipate natural gas prices to remain near flat for the remainder of fiscal 2010 due to high storage levels nationwide.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of March 31, 2010 and September 30, 2009 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
March 31, 2010	$6,578,650	$657,865
September 30, 2009	$94,771	$9,477

Item 4.  Controls and Procedures

(a)           We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of March 31, 2010, under the supervision and with the participation of our Chief Executive Officer, Chief Accounting Officer, and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC.

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

WESTERN PLAINS ENERGY, L.L.C.

Date: May 7, 2010	By:	/s/ Steven R. McNinch
Steven R. McNinch
Chief Executive Officer/General Manager

Date: May 7, 2010	By:	/s/ Scott Foote
Scott Foote,
Principal Financial Officer