Form 10-Q
period 2010-06-30
WESTERN PLAINS ENERGY LLC
filed 2010-08-13
CIK 1161049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended:  June 30, 2010

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

As of August 12, 2010, 16,002 Class A Capital Units, 12,068 Class B Capital Units and 350 Class C Capital Units of the registrant were outstanding.

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,281,202	$8,352,894
Accounts receivable	5,466,867	4,852,593
Accounts receivable - government subsidies	—	700,000
Inventory	6,197,243	2,899,434
Prepaid expense	350,266	436,674
Commodities trading accounts - futures and options contracts	107,199	94,771
Total current assets	13,402,777	17,336,366

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	1,237,062	1,220,677
Manufacturing equipment	41,490,091	39,029,728
Buildings	3,011,442	3,011,442
Vehicles	589,648	550,480
Office equipment, furniture, fixtures	191,437	184,188
Grain Handling and other Equipment	4,994,743	3,742,557
Spare parts	881,342	727,145
Construction-in-progress	17,423	679,828
	53,115,060	49,847,917
Less: Accumulated depreciation	(39,390,349)	(34,414,342)
	13,724,711	15,433,575

OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Water rights	340,408	340,408
Loan origination fees, net	137,666	162,947
Financing fees, net	155,472	160,521
Deposits	97,834	97,834
	32,731,380	32,761,710

TOTAL ASSETS	$59,858,868	$65,531,651

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,211,773	$3,607,417
Accrued interest	5,056	5,056
Total current liabilities	4,216,829	3,612,473

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 16,002 issued	10,910,140	10,910,140
Class B Capital Units, 12,068 issued	7,940,895	7,940,895
Class C Capital Units, 350 issued	250,000	250,000
Membership distributions	(89,225,900)	(75,584,300)
Accumulated comprehensive (loss)	(2,380,615)	(1,931,146)
Retained earnings	96,147,519	88,333,590
Total members’ equity	23,642,039	29,919,179

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$59,858,868	$65,531,651

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE  AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009

REVENUE	$21,039,084	$23,021,707	$70,865,006	$70,067,414
COST OF SALES	18,408,251	19,630,595	56,233,607	62,731,981
GROSS PROFIT	2,630,833	3,391,112	14,631,399	7,335,433

EXPENSES
General and administrative expenses	575,807	574,103	1,917,053	1,753,474
Depreciation expense	1,702,322	1,596,023	4,976,008	4,789,022
Amortization expense	10,110	10,110	30,330	30,330
Total expenses	2,288,239	2,180,236	6,923,391	6,572,826

Income from operations	342,594	1,210,876	7,708,008	762,607

Other income (expense)
Interest expense	—	(5,074)	—	(15,047)
Interest from Industrial Development Revenue Bonds	280,000	280,000	840,000	840,000
Plant lease expense	(280,000)	(280,000)	(840,000)	(840,000)
Bioenergy incentive program income	—	—	148,999	—
Interest income	3,513	17,020	36,275	60,275
Other income (expense)	7,825	4,575	(79,352)	11,264

Total other income	11,338	16,521	105,922	56,492

NET INCOME	353,932	1,227,397	7,813,930	819,099

Other comprehensive income
Unrealized gain (loss) on grain hedging contracts	(58,661)	(344,185)	(449,469)	481,868

COMPREHENSIVE INCOME	$295,271	$883,212	$7,364,461	$1,300,967

NET INCOME PER UNIT
BASIC AND DILUTED	$12.45	$43.19	$274.94	$28.82

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	28,420	28,420	28,420	28,420

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	2010	2009

OPERATING ACTIVITIES
Net income	$7,813,929	$819,099
Adjustments to reconcile net income to nets cash used for operating activities
Depreciation	4,976,008	4,789,022
Amortization	30,330	30,330
Conversion of unrealized gains on grain hedging contracts to realized gains	193,182	1,336,005
Changes in assets and liabilities
Accounts receivable	(614,274)	624,816
Accounts receivable - Government Subsidies	700,000	—
Inventory	(3,297,809)	(1,664,438)
Prepaid expenses	86,408	(303,294)
Accounts payable and accrued expenses	604,355	(1,290,295)
Accrued interest	—	235
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,492,130	4,341,481

INVESTING ACTIVITIES
Purchase of property and equipment	(3,267,143)	(709,768)
Investment in commodities trading accounts	(3,776,540)	(15,726,897)
Withdrawals from commodities trading accounts	3,121,461	17,048,041
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,922,222)	611,376

FINANCING ACTIVITIES
Member distributions	(13,641,600)	(2,842,000)
Payments on notes payable and line of credit	—	(8,119)
NET CASH (USED IN) FINANCING ACTIVITIES	(13,641,600)	(2,850,119)

NET INCREASE (DECREASE) IN CASH	(7,071,692)	2,102,738

CASH - BEGINNING OF PERIOD	8,352,894	2,501,358

CASH - END OF PERIOD	$1,281,202	$4,604,096

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

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

In management’s opinion, the balance sheets as of June 30, 2010 (unaudited) and September 30, 2009, the unaudited statements of operations for the three and nine months ended June 30, 2010 and 2009 and the unaudited statements of cash flows for the nine months ended June 30, 2010 and 2009, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K filed with the SEC on December 29, 2009.  Except as disclosed herein, there has been no material change to the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K

Certain amounts from the June 30, 2009 financial statements have been reclassified to conform to current period presentation.

(2)           Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended June 30, 2010, as compared to the recent accounting pronouncements described in the annual report that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 825 “Disclosures about Fair Value of Financial Instruments,” which requires entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements.  Adoption of ASU No. 825 did not have a material impact on the Company’s results of operations or financial position.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”.  ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on the Company’s condensed financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements”.  ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. The Company is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined its impact on the Company’s condensed financial statements.

In December 2009, the FASB issued ASU No. 2010-06 “Fair Market Value Measurements and Disclosures” (Topic 820) “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (“ASU 2010-03”), which provides amendments to ASC topic “Extractive Activities-Oil and Gas”. The objective of ASU 2010-03 is to align the oil and gas reserve estimation and disclosure requirements of the ASC with the requirements in the SEC’s “Modernization of Oil and Gas Reporting: Final Rule”. Similar to the SEC requirements, the FASB requirements were effective for periods ending on or after December 31, 2009.  The SEC introduced a new definition of oil and gas producing activities which allows companies to include volumes in their reserve base from unconventional resources.  The FASB also addresses the impact of changes in the SEC’s rules and definitions on accounting for oil and gas producing activities.  Initial adoption did not have an impact on our Company’s financial statements as we had sold our oil and gas interests prior to adoption.

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics — Technical Corrections to SEC Paragraphs”. ASU 2010-04 makes technical corrections to existing SEC guidance, including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which provides amendments to ASC topic “Fair Value Measurements and Disclosures”. This will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3.  ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009.  The Company is currently assessing the impact that the adoption will have on its disclosures.

In February 2010, the FASB issued ASU 2010-09 (ASU 2010-09), “Subsequent Events (Topic 855).”  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company

In April 2010, the FASB issued ASU 2010-14, “Accounting for Extractive Activities — Oil & Gas.”  ASU 2010-14 amends paragraph 932-10-S99-1 due to SEC Release No. 33-8995, “Modernization of Oil and Gas Reporting”.  The amendments to the guidance on oil and gas accounting are effective August 31, 2010, and will not have a significant impact on the Company’s financial position, as effective June 1, 2008, the Company sold its oil and gas properties in the Smoky Hill Area of Alberta, Canada (see Note 7).

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s  financial position, results of operations or cash flows.

(3)           Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.  Inventory consists principally of raw material, work-in-process and finished goods.  The following information summarizes our inventory at June 30, 2010 and September 30, 2009:

	June 30, 2010	September 30,2009

Raw materials	$4,445,835	$1,543,721
Work-in-process	1,236,861	1,007,129
Finished goods	514,547	348,584
	$6,197,243	$2,899,434

(4)          Investments

Commodities trading accounts — futures and options contracts

In an attempt to minimize the effects of fluctuations in the price of agricultural commodities, the Company utilizes derivative instruments including future contracts, swap agreements and options to fix prices for a portion of future raw material requirements. The Company has designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require the Company to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income.  Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.   The Company has included in its cost of sales an aggregate of $247,583 of losses on completed contracts related to its hedging activities and has recorded an aggregate of $449,469 of unrealized losses in comprehensive income for the nine months ended June 30,2010.  At June

30, 2010, the commodities trading account-futures and options contracts amounted to $107,199, which represents the lower of the cost or fair market value of the futures and options contracts recorded on the balance sheet.

In the three and nine months ended June 30, 2010, unrealized (losses) recognized as comprehensive income were ($58,661) and ($449,469), respectively, as compared to unrealized (losses) of $344,185 and unrealized gains of $481,868 for the comparable periods ended June 30, 2009.

(5)           Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that has and will provide property tax savings on the plant site for 10 years. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments due on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest amounts since they offset; however, they are recorded for accounting purposes.  Both the bond and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the industrial revenue bonds for the nine month period ended June 30, 2010 was $840,000.  This amount is equal to the lease expense of the plant.

(6)           Distribution to Members

During the fiscal quarters ended June 30, 2010, March 31, 2010, and December 31, 2009, the Company made cash distributions to its members of $1,847,300, $4,689,300, and $7,105,000, respectively, for a total of $13,641,600 during the nine month period ended June 30, 2010.  The distributions were made in accordance with the terms of the Company’s Operating Agreement.

(7)           Plant and Equipment

During the third quarter of fiscal 2010, we completed the installation of a new fermentation tank and related equipment at a cost of $2,238,979. In addition, we completed an update to our carbon dioxide scrubber at a cost of $39,922 and traded in one of our vehicles for a new one at a net cost of $39,168.

(8)           Subsequent Events

On July 20, 2010, the Company’s Board of Managers declared a cash distribution of $40 per outstanding membership unit to each member, for a total of $1,136,800. The distribution will be paid on or around August 13, 2010 to members of record on July 29, 2010, with the approval of the Company’s lender, AgCountry Farm Credit Services.

Management has evaluated all other subsequent transactions through the date these financial statements were available to be issued and has determined that all appropriate subsequent event disclosures have been made in the notes to our condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following narrative describes the financial condition of Western Plains Energy, L.L.C. (“we”, “our” or the “Company”) at June 30, 2010 and compares it to our financial condition at fiscal year end September 30, 2009.  It also discusses our results of operations for the three month period ended June 30, 2010, which we refer to as the third quarter of fiscal 2010, and the first nine months of fiscal 2010, respectively, and compares those results to the comparable periods ended June 30, 2009.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2009, including the audited financial statements and notes included therein.  The condensed financial statements included in this report, including our balance sheet at June 30, 2010, the statement of income and comprehensive income for the three and nine months ended June 30, 2010 and 2009, and our statement of cash flows for the nine months ended June 30, 2010 and 2009 are unaudited.

Results of Operations

Overview. The following table highlights certain of our operating results for the third quarter and the first nine months of fiscal 2010 and the comparable periods of fiscal 2009:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009

Revenue	$21,039,084	$23,021,707	$70,865,006	$70,067,414
Income from operations	342,594	1,210,876	7,708,008	762,607
Other income (expense)	11,338	16,521	105,922	56,492

Net income	353,932	1,227,397	7,813,929	819,099
Comprehensive income	295,271	883,212	7,364,461	1,300,967
Net income per unit	$12	$43	$275	$29

Our income from operations decreased for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009; however,  for the first nine months of fiscal 2010, income from operations increased substantially as compared to the first nine months of fiscal 2009. Our margins tightened during the second and third quarters of fiscal 2010 after we experienced a strong demand for ethanol and lower grain prices during our first quarter of fiscal 2010.

For the third quarter of fiscal 2010, we reported net income of $353,932 on revenue of $21,039,084 as compared to net income of $1,227,397 on revenue of $23,021,707 for the same period in fiscal 2009.  Gross profit for the third quarter of fiscal 2010 was $2,630,833, compared to $3,391,112 for the same period in fiscal 2009.  Gross profit was 12.5% of revenue for the third quarter of fiscal 2010, as compared to 14.8% for the same period in fiscal 2009.  Average overall prices for both ethanol and grain decreased during fiscal 2010 compared to fiscal 2009, although ethanol prices declined more.

For the first nine months of fiscal 2010, we reported net income of $7,813,929 on revenue of $70,865,006 as compared to net income of  $819,099 on revenue of $70,067,414 for the same period in fiscal 2009. The gross profit for the first nine months of fiscal 2010 was $14,631,399 compared to $7,335,433 for the same period in fiscal 2009. Gross profit was 20.7% of revenue for the nine months ended June 30, 2010, compared to 10.5% for the same period in fiscal 2009.  Margins continued to tighten in the third quarter of fiscal 2010 as our grain costs remained higher than earlier in our fiscal year and the market price of ethanol continued to decrease from the prior fiscal quarters.

Net income.  Net income for the third quarter of fiscal 2010 decreased $873,465 or 71.2% from the comparable period of fiscal 2009.  Net income for the first nine months of fiscal 2010 increased $6,994,831 or 85.4% from the comparable period of fiscal 2009.  The primary factor contributing to the reduction in the third quarter of fiscal 2010 was the decrease in the market price of distillers grain and ethanol as compared to fiscal 2009.  Conversely, the increase in net income for the nine months ended June 30, 2010 as compared to the comparable period of fiscal 2009, was attributable to the strong first quarter of fiscal 2010, where the average price received for ethanol sold was 21.9% greater and the average price paid for grain was 30.4% less than the first quarter of fiscal 2009.

The average price received for ethanol sold during the third quarter of fiscal 2010, net of marketing fees, decreased 5.9% as compared to the third quarter of fiscal 2009.  The price for wet and dry distillers grain also decreased by 22.2% and 28.6%, respectively, for the third quarter of fiscal 2010, as compared to the same quarter of fiscal 2009.  These negative factors affecting net income were tempered somewhat by a 8.2% decrease in the average cost of grain for the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009.

The average price received for ethanol sold for the nine months ended June 30, 2010 was 14.2% higher than the comparable nine months of fiscal 2009.  The price received for our dry and wet distillers grain decreased 33.6% and 18.3%, respectively, for the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009.

Revenue. Revenue for the third quarter of fiscal 2010 decreased 8.6% from the comparable period of fiscal 2009. This decrease is attributable to a decline in market prices for ethanol and distillers grain in fiscal 2010 as compared to fiscal 2009.  Revenue for the first nine months of fiscal 2010 increased 1.1% compared to the same period of fiscal 2009 primarily as a result of the strong results during the first quarter of fiscal 2010.

The increased supply of ethanol and a delay in a decision to increase the ethanol blend wall in gasoline to 15% ethanol by the U.S. Environmental Protection Agency has led to reduced demand for future sales of ethanol.  We continue to see the market hesitant to make any long term contract obligations until the supply situation is less ambiguous.  We anticipate continued downward pressure on ethanol prices unless and until the blend is increased to E15 because of excess ethanol supply presently in the market.  Roughly 93% of our estimated production has been contracted through our fourth quarter of fiscal 2010 at prices similar to those received in third quarter.  To the extent that our hedging strategy for ethanol proves inaccurate in any material respect, our future revenue could be adversely affected.  Hedging strategies become more difficult to employ the farther into the future we attempt to mitigate our market risk for ethanol prices.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenue for the third quarter of fiscal 2010 totaled 87.5%. This compares to cost of goods sold during the same period of fiscal 2009 of 85.3%.  Our cost of goods sold as a percentage of revenue for the first nine months of fiscal 2010 totaled 79.4% compared to 89.5% during the same period of fiscal 2009.

The increase in cost of goods sold as a percentage of revenue during the third quarter of fiscal 2010, as compared to the third quarter of fiscal 2009, is primarily attributable to lower revenue from the decrease in prices for ethanol and distillers grain, and to a lesser extent, an increase in the cost of natural gas.  This was partially offset by a decrease in the cost of grain in fiscal 2010.  Conversely, the decrease in cost of goods sold as a percentage of revenue during the nine months ended June 30, 2010 from the same period in fiscal 2009 reflected lower average grain prices during fiscal 2010, and lower natural gas costs during the first two quarters of the fiscal year.  During the three and nine months ended June 30, 2010, the average cost of grain decreased 8.2% and 10.6% respectively, while the average price received for ethanol was 5.9% lower during the third quarter and 14.2% higher for the nine months ended June 30, 2010 from the comparable periods of fiscal 2009.

During the third quarter of fiscal 2010, natural gas (net of hedging activities) increased approximately 11.0% as compared to the comparable period of fiscal 2009. For the first nine months of fiscal 2010, natural gas expenses (net of hedging activities) increased 6.9% from the comparable period of fiscal 2009.  Energy hedge losses realized for the third quarter and first nine months of fiscal 2010 were $182,700 and $236,660, respectively, as compared to realized losses of $263,040 and $467,860 for the same periods of fiscal 2009.  The company has utilized swap contracts and fixed price agreements with suppliers for natural gas to fix the price risk for roughly 75% of the estimated requirements for the balance of fiscal 2010 and 33% of first quarter fiscal 2011.

General and Administrative Expenses. General and administrative expenses remained relatively constant for the third quarter of fiscal 2010 compared to third quarter of fiscal 2009, and increased approximately 9.3% for the first nine months of fiscal 2010 from the comparable period of fiscal 2009.  The primary components generating the increases are professional fees, public relations expenses, and salaries.

Depreciation.  Depreciation during the third quarter of fiscal 2010 increased $106,299, or 6.7%, from the comparable period of fiscal 2009, reflecting the depreciation related to the addition of a fermenter, carbon dioxide scrubber, and other assets acquired during fiscal 2010.  Depreciation during the first nine months of fiscal 2010 increased 3.9% from the comparable period of fiscal 2009, also reflecting additional depreciation related to these projects.

Other Income (Expense). The information below summarizes the significant increases (decreases) in items of other income and expense for the third quarter and first nine months of fiscal 2010 as compared to the same periods of fiscal 2009:

	Increase (Decrease) for the Periods Ended June 30, 2010 Compared to June 30, 2009
	3 Months	9 Months
Income from grants and subsidies	$—	$148,999
Interest Income	(13,507)	(24,000)
Interest Expense	(5,074)	(15,047)
Miscellaneous Income/Expense	3,250	(90,616)

Income derived from Section 9005 of the USDA Rural Development Program was received and recorded as income for the nine months ended June 30, 2010, which was not accrued during the first nine months of fiscal 2009 due to uncertainty related to the number of producers participating in the program.  The Company will likely be informed in August 2010 if further funds will be earned and distributed under this program.

Interest income decreased for the third quarter and first nine months of fiscal 2010 as a result of lower average cash balance on deposit as compared to fiscal 2009 and slightly lower interest rates applicable to our deposits.  Interest expense decreased for the third quarter and first nine months of fiscal 2010 when compared to fiscal 2009, primarily due to a the absence of outstanding  loans and reclassifying unused loan fees to bank fees in administrative expenses in fiscal 2010.

Other expense increased 804.5% during the first nine months of fiscal 2010, when compared to the related period of fiscal 2009, primarily as a result of the deductible applicable to an insurance claim filed by the Company during fiscal 2010.  This one-time event is not likely to repeat in 2011.

Gain (Loss) on Hedging Activities.  During the third quarter of fiscal 2010, we reported $58,661 of unrealized losses on hedging contracts as compared to unrealized losses of $344,185 for the same period in fiscal 2009.  During the first nine months of fiscal 2010, we reported $449,469 of unrealized losses on hedging contracts as compared to unrealized gains of $481,868 for the same period in fiscal 2009.  Comprehensive income for the third quarter of fiscal 2010 decreased 83.0% from the same period of fiscal 2009.  This decrease is mainly due to the decrease in the market prices of ethanol and distillers grain, and the increase in unrealized losses on grain and natural gas contracts incurred during the third fiscal quarter. These unrealized losses will eventually flow through to costs of goods sold when the contracts are closed out.

Liquidity and Capital Resources

Overview. The following table highlights certain information relating to our liquidity and capital resources at June 30, 2010 and September 30, 2009:

	June 30, 2010	September 30, 2009

Working Capital	$9,185,948	$13,723,893
Current Assets	13,402,777	17,336,366
Current Liabilities	4,216,829	3,612,473
Members’ Equity	23,642,039	29,919,179

Our working capital at June 30, 2010 decreased 33.1% from year-end September 30, 2009. This decrease is primarily attributable to reduced cash levels resulting from distributions paid to members during fiscal 2010. This decrease was tempered somewhat by the increased value of grain inventory at June 30, 2010, as compared to September 30, 2009.

Working Capital.  Current assets decreased 22.7% from fiscal year end September 30, 2009 to June 30, 2010.  The decrease is attributable to a decrease in cash of $7,071,692, a decrease in accounts receivable of $85,726, and a decrease in prepaid expenses of $86,408.  These decreases were partially offset by an increase in the value of inventory of $3,297,809 and an increase of $12,428 in the value of commodity trading accounts.  Current liabilities increased $604,356 primarily due to an increase in accounts payable for grain purchased.  We believe our cash flow will be sufficient to satisfy these liabilities in the foreseeable future without compromising other working capital needs.

We maintain a line of credit of $8,000,000 to finance short-term working capital requirements. At September 30, 2009 and June 30, 2010, there was no outstanding balance on this line of credit.

Cash Flow.  Cash generated from operating activities during the first nine months of fiscal 2010 was $10,492,130, an increase of 141.7% from the same period of fiscal 2009.  The increase is primarily due to an increase in net income, prepaid expenses, and accounts payable as compared to the first nine months of fiscal 2009, tempered by an increase in inventory, a decrease in accounts receivable and a decrease in the value of grain and gas hedge contracts. Our inventory increased 113.7% from September 30, 2009 to June 30, 2010.  Traditionally, we allow the grain inventory to fall prior to the new harvest period to provide the maximum available space to receive new crop from local farmers.  The grain inventory at September 30, 2009 was approximately one-third of the quantity on hand June 30, 2010 due to this grain storage strategy.  In addition, the price of grain at June 30, 2010 was 8.3% higher than the price at September 30, 2009.  Inventory of ethanol was 116.4% higher at June 30, 2010 as compared to September 30, 2009, primarily due to variances in shipping schedules.

The amount of cash used in investing activities increased significantly during the first nine months of fiscal 2010 compared to the same period of fiscal 2009.  The increase was primarily due to the purchase of property and equipment in fiscal 2010 which represented an increase in investments of

$2,557,375 as compared to the same period of fiscal 2009.  The major component of the property and equipment purchased was the addition of a fifth fermentation tank and related equipment at a cost of $2,238,979.  Investments in commodity markets, net of withdrawals, was $655,079 for the nine months ended June 30, 2010, as compared to net withdrawals of $1,321,144 for the comparable period during fiscal 2009.

Cash used in financing activities increased dramatically during the first nine months of fiscal 2010 compared to the same period of fiscal 2009.  The primary factor contributing to this increase was the increase in distributions paid to members during fiscal 2010 as compared to fiscal 2009.  Member distributions totaled $13,641,600 during the first nine months of fiscal 2010, as compared to $2,842,000 during the same period of fiscal 2009, reflecting the increase in net income in fiscal 2010.  During the first nine months of fiscal 2010, there were no outstanding loans or draws from the line of credit; therefore, there were no  payments on notes or line of credit as compared to $8,119 paid on notes payable for the comparable period of fiscal 2009.

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

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain and natural gas would produce an increase in the fair value of our derivative instruments equal to approximately $10,720 based on our positions at June 30, 2010.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of June 30, 2010, the fair value of our derivative instruments for grain and natural gas is an asset in the amount of $107,199. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected grain usage is approximately 18 million bushels per year for the production of 48.6 million gallons of ethanol. We have price protection for approximately 67% of our expected grain usage for fiscal year ended September 30, 2010 using CBOT futures and options and cash grain purchases.

As we move forward, additional protection may be necessary. As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. As we move forward, additional price protection may be required to solidify our margins into fiscal year 2011. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas. This purchase agreement fixes the price at which we purchase natural gas. We estimate that we have forward contracts in place for approximately 75% of our natural gas needs through September 2010.  The forward contracts provide relatively constant gas prices for the fourth quarter of fiscal 2010 as compared to the third quarter of fiscal 2010.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of June 30, 2010 and September 30, 2009 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
June 30, 2010	$107,199	$10,720
September 30, 2009	$94,771	$9,477

Item 4.  Controls and Procedures

(a)           We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 30, 2010, under the supervision and with the participation of our Chief Executive Officer, Chief Accounting Officer, and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC.

(b)           No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Rules in California may severely limit the amount of ethanol we may be able to sell in that state in the near future.  Through our marketer, we sell a majority of the ethanol we produce in California, which has recently adopted new regulations aimed at reducing the carbon content of fuel sold within that state through implementation of a low-carbon fuel standard (LCFS).  Beginning January 1, 2011, California fuel refiners and marketers will be required to meet the standard, under which the allowable amount of carbon content in fuel available for sale will progressively decrease. Under California’s program, different types of fuel are assigned a “carbon value” based upon the perceived amount of carbon emitted during the production, transportation, and consumption of the fuel in California.  We believe that grain-based ethanol produced in the Midwestern United States will be assigned a higher carbon value than grain-based ethanol produced in California, ethanol imported from countries such as Brazil, and other fuels such as gasoline.  The program is designed so that the carbon values permissible in the state decreases each year after 2011.  Because of the higher carbon value assigned to our product, fuel refiners and marketers in California will have a difficult time meeting the LCFS if they use our ethanol instead of other ethanol with a lower carbon value.   As a result, the sale of our ethanol to refiners and marketers in California will likely decrease.  In that event, we would be forced to find alternative consumers for our ethanol, and if unsuccessful we may have to curtail production.

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

WESTERN PLAINS ENERGY, L.L.C.

Date: August 13, 2010	By:	/s/ Steven R. McNinch
Steven R. McNinch
Chief Executive Officer and General Manager

Date: August 13, 2010	By:	/s/ Scott Foote
Scott Foote,
Principal Financial Officer