Form 10-K
period 2010-09-30
WESTERN PLAINS ENERGY LLC
filed 2010-12-27
CIK 1161049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the capital units held by non-affiliates of the registrant as of March 31, 2010 was $44,690,000, computed by reference to the price at which membership units were last sold prior to that date.  There is no established public trading market for our securities.

As of December 23, 2010, 16,002 Class A Capital Units, 12,068 Class B Capital Units and 350 Class C Capital Units of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Additional Information

Descriptions in this report are qualified by reference to the contents of any contract, agreement or other document described herein and are not necessarily complete.  Reference is made to each such contract, agreement or document filed as an exhibit to this report, or incorporated by reference as permitted by regulations of the Securities and Exchange Commission (“SEC”).  For more information regarding these documents, see the section titled “Exhibits” in this report.

Special Note Regarding Forward-Looking Statements

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

Item 1. Business.

Overview.

Our business focuses on the production and sale of ethanol and its co-products.  Ethanol is a type of alcohol which in the United States, which we refer to as the U.S., is typically produced from corn, but may be produced from other grains and biomass.  Ethanol is primarily used as a blend component for gasoline, and is typically added by refiners or distributors to increase octane and reduce tailpipe emissions from vehicles.  The ethanol industry in the U.S. experienced significant growth between 2003 and 2008. However, during 2009, ethanol production decreased due to the overall economic downturn and diminishing profit margins.  According to the Renewable Fuels Association (“RFA”), production capacity during 2010 in the U.S. has increased to 13.4 billion gallons annually from 190 operating plants. We believe that E85 and other gasoline blends greater than 10% (see “Our Products and Their Markets,” below) will also become increasingly important over time as an alternative to unleaded gasoline.  We produce a small percentage of the ethanol sold annually in the U.S.

We produce fuel grade ethanol at our plant located in Gove County, Kansas by processing corn and milo by utilizing what is known as “dry-milling” technology.  The grain is received by semitrailer truck, weighed and cleaned of rocks and debris before it is conveyed to storage silos. The grain is then transported to a hammer mill or grinder where it is ground into flour and conveyed into a slurry tank for processing. We add water, heat and enzymes to break the ground grain into a mash. The mash is heat sterilized and pumped into a tank where other enzymes are added to convert the starches into glucose sugars. Next, the mash is pumped into one of five fermenters, where yeast is added to begin a 48 to 55 hour batch fermentation process. A distillation process vaporizes the alcohol from the mash. The alcohol is further dried in a rectifier and molecular sieve. The resulting 200 proof-alcohol is then pumped to shift tanks and blended to achieve a mixture consisting of approximately 97.8% ethanol and 2.2% gasoline as it is pumped into denatured ethanol storage tanks.

Grain mash exiting the distillation process is pumped into one of several centrifuges. Water from the centrifuges, called thin stillage, is condensed into a thicker syrup called condensed solubles. The solids that exit the centrifuge are called distillers wet grains (“WDGS”). The majority of these distillers wet grains are sold in that form and a portion are subsequently dried and mixed with condensed solubles to produce distillers grains with solubles, which may be used as animal feed and are known as distillers dry grains (“DDGS”).  See “Our Products and Their Markets,” below.  During our 2010 fiscal year, which ended September 30, 2010, we produced 49,013,332 gallons of fuel grade ethanol, 368,313 tons of WDGS and 14,491 tons of DDGS.

History.

We were organized as a Kansas limited liability company in 2001.  We completed the initial public distribution of our membership units in 2003, raising proceeds of $19,330,000.  In 2008, we declared a forward split of our outstanding units on a seven (7) for one (1) basis.

We constructed our facility, located in western Kansas, during 2003 and began production of ethanol in January 2004. Our initial nameplate (estimated) production capacity was 30 million gallons of ethanol per year.  During our 2005 fiscal year, we completed construction of an expansion of our facility to give us nameplate capacity of 40 million gallons of ethanol per year.  During our 2007 fiscal year, we completed capital improvements to our plant giving us increased storage capacity for grain which enables us to further manage our increased production capacity.  During our 2010 fiscal year, we added a fifth fermenter and made several improvements to our process system in the plant. For a more detailed discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Recent Developments.

During 2010, we continued to focus on improving our ethanol production process and strengthening our position as a low cost ethanol producer.  We installed a fifth fermenter at our plant to provide our product a longer residence time during production.  We also upgraded our energy center and certain processing equipment.  Although our intent was not necessarily to increase our plant’s nameplate capacity, our improvements resulted in a slight increase in our production without additional input.  We have continued to research and explore new technologies and production methodologies that affect various aspects of the production process.

Over the past year, the ethanol industry continued the very slow recovery from the effects of the financial crisis which began in late 2008.  There have been no significant new announcements regarding new construction projects.  The vast majority of the production capacity that was idled in 2009 came back online, along with the completion of some construction projects to add a small amount of new capacity, in late 2010.   Even with this added production capacity, the recovery has lagged.  The amount of capacity in the ethanol industry today is very close to the mandated levels provided in the Energy Independence and Security Act of 2007, which we refer to as EISA.  We think the growth rate of the ethanol industry will much more closely match these requirements as we move into the future.

Consolidation in the industry has been widespread, as assets of bankrupt entities have been acquired by healthier companies from both inside the ethanol industry as well as the petroleum industry.  A few large ethanol producers expanded their businesses by acquiring additional ethanol plants in new markets.  Additionally, there have been numerous purchases of stressed ethanol assets by companies in the petroleum industry.  Valero, Murphy Oil, Flint Hills Resources, and Sunoco are all examples of petroleum companies acquiring ethanol companies in order to fulfill their ethanol blending requirements under EISA as well as to diversify their refining operations.

The availability of credit remains an issue for weaker companies as a result of the severe downturn experienced by U.S. financial markets beginning in 2008.  A contraction in the local, national and global economies resulted from this downturn. This situation, coupled with increased production capacity in our industry, caused a wide array of businesses, including some of our competitors, suppliers and customers, to experience difficulty in continuing operations.  We believe our conservative business model and lack of debt place us in a very favorable position in the market as we continue through this recovery period.

One bright spot for the industry was the recent approval by the United States Environmental Protection Agency, which we refer to as the EPA, of the use of gasoline blended with 15% ethanol, or E15, as fuel in vehicles manufactured in 2007 or later.  The blend rate for gasoline was originally capped at 10% ethanol. The waiver for newer vehicles to use E15 will likely increase domestic demand for ethanol for blending purposes.

Although the markets seem to be stabilizing following the financial crisis, the demand for fuels on a global scale remains repressed. The ethanol industry appears to have stabilized and moderate profitability has returned to the industry in general.  However, the uncertainty concerning recovery in the financial system and its lasting effects requires us to take a conservative view of the marketplace moving forward.

Our Competitive Strengths.

Plant technology and efficiency.  At September 30, 2010, our plant was producing ethanol at or above nameplate capacity, primarily due to capital improvements we made in addition to our plant expansion.  We have continued to focus on finding ways to improve the production process and will upgrade equipment as necessary in order to achieve maximum production goals.  We believe we will continue to compete as a low-cost producer of ethanol in the future, due to the improved efficiency from our equipment upgrades. We continue to focus upon per gallon improvements to costs on all inputs, targeting larger gross operating margins.

For the past several years, we have utilized a variety of corn developed by a major seed company which contains an enzyme required in our ethanol production process.  In fiscal 2010, we refined and optimized the technology for use within our production process.  We believe this technology holds a great deal of promise for our operating efficiencies. The United States Department of Agriculture, which we refer to as the USDA, continues to review the technology to possibly deregulate its use.  If deregulated, we are positioned favorably to use the technology on a commercial scale.

Absence of significant debt.  The term loans related to the original construction of our plant as well as the expansion project completed during fiscal 2005 were paid in full at June 2006.  While we maintain a revolving line of credit, the absence of term debt positions us favorably vis-a-vis other competitors who have long-term debt and who are required to service that debt from operations.  As a result of our reduced leverage, we may be less sensitive to fluctuations in revenue as a result of changes in the price of ethanol or the costs of our raw materials as compared to similarly-situated ethanol plants that are required to make payments under long-term debt contracts.  Additionally, our cash flow allows us to have more flexibility in determining how to use working capital.

Plant expansion and improvements.  We expanded the nameplate capacity of our ethanol plant in fiscal 2005 to 40 million gallons per year.  The expansion included, among other things, a 750,000 gallon beer well, expansion of our existing cooling towers by one cell, a new cooling pump, a new style burner and a new centrifuge.  The expansion was built on our existing plant site and did not require the acquisition of any additional property.  Our expansion was placed into service during the second quarter of fiscal 2005.  In 2006 and 2007, we also increased our grain storage capacity by approximately 1.5 million bushels by purchasing the grain elevator adjacent to our plant and constructing two 250,000 bushel grain bins. We believe our increase in production and storage capacity positions us favorably in the marketplace and provides increased operating flexibility.  Additionally, a fifth fermenter was added during fiscal 2010 as well as certain upgrades in our energy center and process equipment. The addition of the fermenter was intended to increase the operating efficiency of the existing fermenters by lengthening the amount of residence time of our product per fermenter and also resulted in the increase in nameplate capacity.  The results of the added fermenter were very much as expected.

Additionally, as per gallon margins for ethanol increased, we were able to produce more ethanol without losing the gained efficiencies. The upgrades to the energy center and process equipment are intended to increase efficiency and safety.

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

Ethanol in its primary form is mostly used for blending with unleaded gasoline and other fuel products. The implementation of the federal Clean Air Act has made ethanol fuels an important domestic renewable fuel additive. According to the American Coalition for Ethanol, approximately 70% of all gasoline sold in the U.S. is blended with ethanol.  Most of the ethanol is blended as E10, a mixture of 10% ethanol and 90% petroleum gasoline. This fuel is covered by warranty for use in all makes and models of vehicles. Some ethanol is blended as E85, a mixture of 85% ethanol and 15% gasoline. This mixture is used in flexible fuel vehicles (“FFVs”), which are increasingly available to consumers as auto companies produce more FFV models.  Recently, the EPA approved the use of gasoline with a 15% blend of ethanol for all vehicles manufactured in 2007 and later following studies using higher than 10% blend of ethanol in these vehicles.  The EPA is currently conducting additional testing that could extend the 15% blend to vehicles manufactured after 2001. In our opinion, if the EPA approves the 15% blend for the older vehicles, there will be a modest but important increase in demand for ethanol for blending purposes. Used as a fuel oxygenate, ethanol provides a means to reduce carbon monoxide vehicle emissions.

The principal purchasers of ethanol are generally the refined and wholesale gasoline marketer or blender.  The principal end markets for our ethanol are petroleum terminals primarily on the east and west coasts of the U.S.  During our 2010 fiscal year, 84% of our net revenue was derived from the sale of ethanol, and we expect the sale of ethanol to comprise a substantial majority of our revenue in the future.  The remainder of our revenue is derived from the sale of distillers grains, discussed in more detail below.

Distillers Grains.  A principal co-product of the ethanol production process is distillers grains, which is a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  By using the dry-milling ethanol production process with a dryer system that can produce two moisture levels, we are able to produce both WDGS and DDGS.  WDGS are processed grain mash and condensed solubles that contain approximately 65% moisture.  It has a shelf life slightly longer than three days and is sold to markets in proximity to our plant.  DDGS are mash that has been dried to 10% moisture.  It has an almost indefinite shelf life and is sold and shipped via truck or railcar to many markets regardless of their vicinity to our ethanol plant.  During the 2010 fiscal year, approximately 16% of our net revenue was derived from the sale of distillers grains, and we expect the sale of distillers grains to continue to comprise a minority of our revenue in the future as compared to our revenue from ethanol.

The demand for meat products during fiscal 2009 reduced the number of animals being maintained on feed. As a result, demand for distillers grains decreased from fiscal 2009.  In recent months, demand has slowly risen as the effects of the financial crisis of 2009 have somewhat stabilized.  The number of animals being placed on feed saw steady increase in fiscal 2010.  We anticipate this trend to continue into fiscal 2011.

Raw Materials.

Grain Procurement.  Ethanol in the U.S. is made primarily from grain, principally corn.  We have the advantage of having access to and the ability to utilize sorghum or milo, the latter of which we often can obtain at a lower price than corn.  During the 2010 fiscal year, we used approximately 17.8 million bushels of corn and milo to produce ethanol.  We obtained a majority of this grain from producers in western Kansas, where our plant is located.  We have agreements with several local producers and grain elevators to acquire grain at a contracted rate tied to “spot” prices established on CBOT upon delivery to our plant.

We believe that grain producers in proximity to our plant will produce sufficient grain for our needs for the foreseeable future. In the event such producers are unable to fulfill our requirements, we believe an adequate supply is available from producers in other states, such as Nebraska and Colorado.

The increase in the number of ethanol plants in the nation that was adversely affecting the availability and price of corn, milo and other grain products during fiscal 2008 stabilized during fiscal 2009.  As a result, the pressure on local grain markets was greatly reduced which allowed for a greater supply of grains in the local market during fiscal 2010. According to the RFA, the number of ethanol plants producing fuel grade ethanol in the U.S. increased to 190 during fiscal 2010, which brings current total production capacity in the U.S. to 13.4 billion gallons annually.

We enter into hedging transactions in an effort to stabilize the price that we pay for grain.  Hedging involves the acquisition of option and futures contracts, designed as hedges of specific volumes of grain expected to be used in our production process. We also use derivative financial instruments to manage the exposure to price risk related to grain purchases. At September 30, 2010, we had open long and short positions in option contracts, which positions were recorded in our financial statements at fair value. As a result, we recorded $239,348 of unrealized losses for the year ended September 30, 2010 with respect to option and future contracts.

Production processes using feed stocks other than grain to make ethanol are continually being developed.  We expect to continue to focus our production using grain for the foreseeable future.  However, we are monitoring the developments in the industry regarding the economic viability of alternative feedstocks and may consider converting from grain-based ethanol at some future date.

The price and availability of corn and milo are subject to significant fluctuations depending upon a number of factors which affect grain commodity prices in general, including crop conditions, pestilence, weather, supply and demand, speculation, government programs and foreign purchases.  Ethanol prices are becoming more tied to the price of the grain used to produce it,yet ethanol producers are generally still not able to compensate for increases in the cost of grain through adjustments and prices charged for ethanol because the marginal increase on grain tends to be higher than the resulting marginal increase on ethanol prices.  For example, if average corn prices increase by $0.03, we may see average ethanol prices increase by $0.01.  The price for distillers grains also tends to track with corn prices, and generally we are able to increase the price we charge for our distillers grains concurrent with increased corn prices.

The overall volatility of grain prices eased in fiscal 2010.  Although grain prices trended upward in fiscal 2010 compared to the previous year, they did not move as dramatically as in the prior years.  For a more detailed discussion, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

The ability to purchase and store large quantities of grain helps us manage our grain costs.  We completed an expansion of our storage facilities in 2007 and the new storage capacity enables us to take advantage of lower grain prices by allowing us to acquire a significant portion of our requirements during times when prices are favorable. In addition, we completed our fourth grain receiving pit and related conveyance equipment to enhance our grain receiving ability from the local farmers during the corn and milo harvests.  Construction of the receiving pit was completed just prior to the start of the fall harvest.

Drought and other environmental occurrences could adversely affect the production and availability of corn, milo and other grain products in the future.  Because of its relative aridity, the western United States is more susceptible to drought than certain other areas of the country.  Although locally we have enjoyed above or near average precipitation the past two crop years, fall 2010 has been drier than normal.  If this trend continues in fiscal 2011, it could have an adverse affect on crop yields and consequently increase the cost of our feedstock.

All of the corn and milo we purchase is tested and must meet high quality control standards to ensure the efficient operation and quality production of our plant.  We use the USDA’s grade requirements for U.S. Number Two Corn and U.S. Number Two Grain Sorghum. From time to time, we also accept grain that does not meet the criteria for U.S. Number Two Corn or U.S. Number Two Grain Sorghum or is otherwise substandard. When we do, we discount the price or make other allowances to account for the lesser grade quality or condition at delivery.

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

We also contract with Post Rock Gas, LLC (“PRG”) to acquire the gas that is transported by Midwest to our plant.  Our agreement with PRG commenced in December 2003 and is terminable by either party on not less than 30 days’ advance notice. The price we paid for gas during the 2010 fiscal year was determined by reference to a published “spot” price. We believe our agreements with PRG, Kinder Morgan and Midwest will provide an ample supply of natural gas for the foreseeable future.

Our agreement with PRG helps us manage our risk from natural gas price fluctuations.  Due to uncertainty in gas prices, we periodically evaluate our gas requirements and expectations of future prices and may purchase forward contracts and implement derivative instruments on a portion of our requirements to allow us to benefit in the event natural gas prices decline. In fiscal 2010, other than the traditional winter month increases, prices were stable and trended lower through the year.  We showed realized losses on natural gas hedges of $431,660 for fiscal 2010. We currently have no contracts in place for natural gas for fiscal year ending September 30, 2011.

We have entered into an agreement with U.S. Energy Service, Inc. under which U.S. Energy Service provides consulting services to us to help us manage our energy use and costs.  The agreement was effective through August 31, 2010 and automatically renewed through August 31, 2011.  The agreement will renew for additional one-year terms unless terminated by either party with 30 days advance notice.

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

We have also executed an exclusive agreement to market all of our distillers grains with United Bio Energy Ingredients, LLC (“UBE”).  Under the terms of that agreement, we receive the gross selling price of all distillers grains sold by UBE, less applicable transportation costs and a fee of 2-2 1/2 % of the gross selling price depending on whether we sell DDGS or WDGS. The agreement with UBE expires September 30, 2011 and is automatically renewed each year thereafter unless the agreement is terminated by either party following 90 days advance written notice.  As with the marketing arrangement with POET-Ethanol Products, any interruption in our relationship with UBE could temporarily affect our business, although we believe that we could find another entity to market our grains.

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

Legislation and Federal and State Supports or Subsidies.

Legislation.  Existing federal legislation will likely maintain or enhance the use of ethanol as a fuel additive for the foreseeable future.  The Energy Policy Act enacted in 2005 established the first ever Renewable Fuel Standard (“RFS”) in federal law which mandated certain levels of usage of biofuels in the domestic fuel supply beginning in 2006 and continuing through 2012. In December 2007, EISA was enacted which extended the mandates of the EPA.  This legislation further increased the amount of mandated biofuel usage to a maximum of 36 billion gallons a year by 2022.  For illustration purposes, the U.S. domestically produced approximately 9 billion gallons of fuel ethanol in 2008.  Pursuant to the Energy Policy Act and EISA, the EPA has promulgated rules requiring refineries, blenders, distributors and importers to introduce or sell volumes of biofuels, including corn-based ethanol and biodiesel fuel, into commerce in accordance with the annual RFS. The following table describes minimum biofuel use mandated for years 2010 through 2015:

Year	Biofuel usage (in billions of gallons)
2010	12.95
2011	13.95
2012	15.20
2013	16.55
2014	18.15
2015	20.50

Under the RFS as modified by EISA, the mandate for corn-based ethanol is capped at 15 billion gallons in 2015 and continues at that level through 2022.  The remaining amount of biofuel required by the RFS must be derived from non-corn-based ethanol.

The EPA is currently reviewing a request to allow for blending of up to 15% ethanol into gasoline for normal use.  In October 2010, the EPA did grant a partial waiver allowing E15 to be used in vehicles manufactured in 2007 and later.  The EPA has indicated they will rule on the compatibility of E15 in vehicles manufactured in 2001 and later sometime before January 2011.  Although so far the EPA has only granted partial waivers for use of E15 in U.S. vehicles, these actions could positively impact demand for ethanol as E15 may partially replace E10 as the base blend of ethanol in the nation’s fuel supply. Additionally, the EPA is in the process of promulgating rules in connection with the implementation of EISA.

The American Jobs Creation Act of 2004 contained the Volumetric Ethanol Excise Tax Credit (“VEETC”).  This law amended the federal gasoline excise tax structure effective January 1, 2005.  As amended, the law creates a new volumetric ethanol excise tax credit of $0.46 per gallon of ethanol blended into unleaded gasoline.  The credit provided by VEETC replaced an exemption which allowed ethanol blended fuel to be taxed at a lower rate than regular gasoline.  The use of ethanol as a fuel additive is enhanced by the availability of a credit from the federal gasoline excise tax. The credit is scheduled to expire at the end of 2010.  An extension of the VEETC through 2011 was included in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 recently adopted by Congress and signed by the president.  If the VEETC expires after 2011, the likelihood of discretionary blending of ethanol beyond the volumes mandated under EISA become much more unclear.

In addition to the legislation discussed above, ethanol sales have been favorably affected by other legislation, including the Clear Air Act Amendments of 1990, particularly the federal oxygenation program, which became effective November 1, 1992.  The program requires the sale of oxygenated motor fuels during the fall and winter months in certain major metropolitan areas to reduce carbon monoxide pollution.  Ethanol use also has increased due to a second Clean Air Act program, the Reformulated Gasoline Program (“RFG”).  This program became effective January 1, 1995, and requires the sale of reformulated gasoline in certain major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.  Under new rules expected to be implemented by the EPA in December 2010, the number of large metropolitan areas that may be required to transition to RFG may increase by as many as 50 cities.

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

Federal Ethanol Supports.  A federal tax credit for small ethanol producers is generally available to our company and its members.  Eligibility to receive the credit is based upon plant capacity.  The Energy Policy Act increased the capacity limit from 30 million to 60 million gallons of production. Ethanol producers that qualify for the credit can deduct from their federal income tax $0.10 per gallon on the first 15 million gallons produced annually. We also qualify for a new federal subsidy available to biofuel producers known as the Advanced Biofuel Payment Program.  The program was instituted during 2009 and provides a total of $25,000,000 for allocation among U.S. biofuel producers.  We qualify for the program as a result of our use of milo as our feedstock from time to time.   We received payments from the federal programs during fiscal 2010 totaling $1,073,704, of which $700,000 was accrued and recorded as income during fiscal 2009.  Subsequent to our 2010 fiscal year end, we received an additional payment of $374,079 which will be recorded as income in the first quarter of fiscal 2011.

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

State Ethanol Supports.  The State of Kansas provides an incentive payment to ethanol producers. The production incentive available to Kansas ethanol producers that commence production after July 1, 2001 and sell at least 5 million gallons consists of a direct payment of $0.075 per gallon for up to 15 million gallons per year. Accordingly, the maximum amount a Kansas ethanol producer can currently receive in a year is $1,125,000.  These incentive payments are available for the first seven years of production.  The available statewide funding for these incentive payments is $3.5 million per year for 2005-2011 plus any excess balance carried over from the prior year’s current production account.  Any shortfall in the available funds will result in a pro rata decrease in the incentives paid to the individual ethanol producers.  Because the number of ethanol plants participating in the program increased, the maximum amount available to us during fiscal 2010 and 2009 was subject to proration.  During the 2010 and 2009 fiscal years, we were entitled to $514,860 and $131,601, respectively.  We received a payment of $514,860 from the state program in August 2010.

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

California has implemented a low-carbon fuel standard that impacts the amount carbon content permissible in ethanol for blending in fuel available for sale within the state.  Beginning January 1, 2011, California fuel refiners and marketers will be required to meet the standard, under which the allowable amount of carbon content in fuel available for sale will progressively decrease. Under California’s program, different types of fuel are assigned a “carbon value” based upon the perceived amount of carbon emitted during the production, transportation, and consumption of the fuel in California.  To the extent our ethanol is assigned a higher carbon value, it will negatively impact our ability to sell ethanol to fuel refiners in California in the future. California is currently considering certain amendments that could reduce the carbon value of Midwestern produced corn ethanol which would likely allow us to retain these California markets, however, it is uncertain at this time whether these amendments will be approved.

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

Competition.

We are in direct competition with numerous other ethanol producers, many of which have greater resources than we do. According to the Kansas Association of Ethanol Processors, 12 producers in the State of Kansas have the capacity to produce approximately 519.5 million gallons of fuel grade ethanol annually and additional ethanol production facilities are currently under construction.  Currently, there are 190 producing ethanol plants in the U.S. with a total capacity of approximately 13.4 billion gallons annually, according to the RFA.  Our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we can compete favorably with other ethanol producers due to our proximity to ample corn and milo supplies at competitive prices.

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

We may also compete with international ethanol producers from countries such as Brazil, who may at times have lower production costs and comparable transportation costs to coastal markets and countries like Costa Rica and El Salvador and others subject to favorable tariff treatment by the U.S. under the Caribbean Basin Initiative.

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

Research and Development.

During the 2010 fiscal year, we participated in research and development programs sponsored by our suppliers. This research was focused primarily on energy reduction and other issues related to plant operation and production methods to develop more efficient methods of producing ethanol.  A primary focus in 2010 was delivery of enzymes into the production process through the grain.  This process is in the final stages of development.  It is anticipated that if its use is deregulated by the USDA, we will contract directly with local growers to grow the quantities of the grain required for use by the company.

Employees.

As of the date of this report, we have 37 full-time employees. These include a chief executive officer, chief accounting officer, plant manager who oversees plant operations and production, a commodities manager to oversee grain acquisition and risk management, a safety director, a lab manager, a maintenance manager, and an administrative assistant. The remainder of our employees includes administrative, production and maintenance support personnel. None of our employees are the subject of collective bargaining by labor unions, and we believe that we enjoy excellent relations with our employees.

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

Grain costs significantly impact our cost of goods sold.  Our gross margins are principally dependent upon the spread between ethanol and grain prices, which has fluctuated significantly in 2010 and may continue to do so in the future due to volatile commodity prices.  Any reduction in the spread between ethanol and grain prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.

Corn, as with most other crops, is affected by weather, disease and other environmental conditions.  The price of corn is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality.  Changes in the price of corn can significantly affect our business. The annualized price of corn decreased approximately 8% in fiscal 2010 when compared to fiscal 2009.  Corn prices as reflected on the Chicago Board of Trade began increasing at the beginning of fiscal 2011 and have increased approximately 13.7% during the first quarter of fiscal 2011 from their levels at the end of September. If a period of high corn prices is sustained for some time, such pricing may reduce our ability to generate profits because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets.  We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected and we may be forced to curtail production.

Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains. The prices of ethanol and distillers grains can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. The recent increase in ethanol prices may also affect our operations by decreasing the demand for our ethanol for permissive blending which will reduce revenues.

We engage in hedging transactions that may be costly and ineffective.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent in part upon the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices. Alternatively, we may choose not to engage in hedging transactions in the future.  As a result, our results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.

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

Advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur and we presently do not focus our resources on developing alternative ethanol production methods.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  We cannot assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all.  Additionally, we will likely be at a competitive disadvantage due to the lag in time behind our competitors in utilizing new technologies.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

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

Risks Related to Ethanol Industry

Decreasing gasoline prices will negatively impact our business.  A significant portion of the demand for ethanol results from what is known as “permissive blending” by wholesalers.  Historically, ethanol has enjoyed a price advantage compared to gasoline, thus encouraging wholesalers to blend gasoline with ethanol.   If gasoline prices decrease significantly to levels lower than that of ethanol prices, it is likely that these permissive blenders will find it less attractive to blend gasoline with ethanol. As a result, the demand for ethanol may decrease, which will increase the available market supply and make it more difficult to sell all of our ethanol.

Increase in supply from new plants or decreases in the demand for ethanol may result in excess production capacity which may lead to lower ethanol prices.  The supply of domestically produced ethanol is at an all-time high. Domestic fuel grade ethanol production is estimated to be 13.4 billion gallons in 2010.  If the industry maximized production capacity, it would likely surpass the anticipated domestic demand for ethanol for 2011. There are at least 190 production facilities currently operating in the United States. Excluding our facility, Kansas currently has 11 other ethanol plants operating.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition. If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline.  Ethanol prices could decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

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

We compete with other gasoline additives.  Our ethanol plant also competes with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, including but not limited to methyl tertiary butyl ether (“MTBE”).  Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so. Companies such as Valero, Murphy Oil, and Sunoco have all purchased ethanol assets and begun to produce at least a portion of their ethanol requirements under EISA.

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

In addition, hybrid and electric vehicles are growing in popularity amongst U.S. consumers.  Hybrid vehicles significantly reduce the amount of gasoline required to operate the vehicles by relying in part on electricity to power the vehicle and two automakers expect to release fully electric vehicles, which use little to no gasoline, in 2011.  As hybrid and electric vehicles become more prevalent, it is likely the demand for gasoline, including gasoline blended with ethanol, will decrease.  This may result in a corresponding decrease in the demand for ethanol, which may in turn affect our results of operations.

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

Risks Related to Regulation and Governmental Action

Regulations in California may severely limit the amount of ethanol we may be able to sell in that state.  Through our marketer, we sell a majority of the ethanol we produce in California, which has recently proposed new regulations aimed at reducing the carbon content of fuel sold within that state through implementation of a low-carbon fuel standard (LCFS).  Beginning January 1, 2011, California fuel refiners and marketers will be required to meet the standard, under which the allowable amount of carbon content in fuel available for sale will progressively decrease. Under California’s program, different types of fuel are assigned a “carbon value” based upon the perceived amount of carbon emitted during the production, transportation, and consumption of the fuel in California.  We believe that grain-based ethanol produced in the Midwestern United States will be assigned a higher carbon value than grain-based ethanol produced in California, ethanol imported from countries such as Brazil, and other fuels such as gasoline.  Because of the higher carbon value assigned to our product, fuel refiners and marketers in California will have a more difficult time meeting the LCFS if they use our ethanol instead of other ethanol with a lower carbon value.   As a result, the sale of our ethanol to refiners and marketers in California may decrease.  California is currently considering certain amendments that could reduce the carbon value of Midwestern produced corn ethanol which would likely allow us to retain these California markets.

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

Government incentives for ethanol production may be eliminated in the future.  The ethanol industry and our business are assisted by various federal ethanol tax incentives.  Additionally, we presently qualify for a portion of an annual incentive payment offered by the State of Kansas, which is prorated based on the number of producers. We have no assurance any of these tax credits or subsidies will continue to be offered in the future, and one federal support, known as the VEETC, is scheduled to expire at the end of

2011.  The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol.

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

We acquired water appropriation rights for two wells when we purchased the 137 acre parcel and one well when we purchased the 80 acre parcel.  We applied to the Kansas Department of Agriculture, Division of Water Resources to change the type of water use from agricultural irrigation use to industrial use for the well on the 80 acre parcel and constructed an irrigation system for delivery of water from that well to our plant.  We anticipate the same undertaking if we decide to utilize the wells on the 137 acre parcel, which would be likely to occur in the event we further expand our plant capacity.  We have agreed to lease the 137 acre property back to one of the sellers for a period of five years with the amount of rent based on the portion of the land that is dry land acres and the portion that is irrigated acres, with the seller expressly recognizing that the water available for irrigation may be dramatically reduced, and possibly eliminated, if we use the water from this property in our ethanol plant operations. On February 6, 2007, we purchased 340 acre feet of water rights on property adjacent to one of our parcels for $340,308. We have filed with the State of Kansas to convert the classification of these water rights from agriculture to industrial use and have received approval for 252 acre feet per year for industrial use.

In addition to our ethanol plant, we also own an administrative building adjacent to the plant. The administrative building consists of approximately 3,000 finished square feet (including a partially finished basement) and provides offices for our administrative staff. We are currently considering bids to construct additional office space as we have outgrown our existing administration building.

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

We contracted with ICM Inc. to construct an additional fermenter.  The new fermenter was not intended to increase our overall nameplate capacity. Instead, it is anticipated to increase our overall operating efficiencies by increasing the total fermentation time during the production process.  We believe this additional fermentation time has also increased ethanol yield during production.

Item 3.  Legal Proceedings.

From time to time we may be subject to litigation that is incidental to our business.  However, we are not currently a party to any pending legal proceedings that are not routine litigation incidental to our business.

Item 4.  Reserved.

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

During the 2008 fiscal year, we implemented a private matching service for our members, also called an alternative trading system (“ATS”), which is operated and maintained by a third party.  The ATS offers an online electronic bulletin board that provides information to prospective sellers and buyers of our capital units.  Trading on the ATS in fiscal 2010 and 2009 was extremely limited.

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

On March 10, 2008, we implemented a seven (7) for one (1) forward split of all of our outstanding Class A, B and C capital units.  The information contained in this report reflects the result of that split.

Capital Unit Holders

As of December 23, 2010, there were 16,002 Class A capital units, 12,068 Class B capital units and 350 Class C capital units outstanding, owned by a total of approximately 647 members.

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

During the 2010 fiscal year, we made four quarterly distributions to our members totaling $520 per unit for an aggregate of $14,778,400 in cash.  During the 2009 fiscal year, we distributed a total of $175 per unit or $4,973,500 in cash to our members.  Future distributions may be subject to restrictions that materially limit our ability to pay such distributions, such as our credit facilities if we have an outstanding balance with our lender.  To the extent we are not subject to any restriction that materially limits our ability to pay distributions, however, future distributions in excess of the amount required under our Operating Agreement will be made in the discretion of our Board of Managers.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have no equity compensation plan; however, we may consider such a plan in the future which would be subject to member approval.

Item 6. Selected Financial Data.

Not required.

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

Introduction

The following discussion analyzes our operating results for the two fiscal years ended September 30, 2010 and our financial condition at September 30, 2010 and 2009, with a particular emphasis on the year ended September 30, 2010.

We derive revenue from the sale of fuel grade ethanol and distillers grains.  We operate in one industry segment for accounting purposes.  We commenced production of ethanol in January 2004. Prior to that date, we were considered to be in the development stage for accounting purposes.

Results of Operations for the Year Ended September 30, 2010 compared to September 30, 2009

Overview.  Table 1 below highlights certain of our operating results for the years ended September 30, 2010 and 2009:

Table 1

	Fiscal Year Ended September 30,
	2010	2009
Revenue	$96,048,749	$92,268,505
Cost of sales	76,359,242	81,722,233
Gross profit	19,689,507	10,546,272
General & administrative expenses	2,605,853	2,315,556
Income from operations	10,335,389	1,803,674
Other income	849,549	894,756
Interest expense	—	20,158
Net income	11,184,938	2,698,430
Net income per unit(1)	394	95

(1) — Adjusted to reflect seven-for-one forward split effective March 10, 2008.

Table 2 sets forth information regarding our ethanol production and raw material usage and the average price we received for our ethanol and paid for our raw materials for the years ended September 30, 2010 and 2009:

Table 2

	Fiscal Year Ended September 30,
	2010	2009
Gallons of ethanol sold	48,944,948	48,766,384
Average price per gallon ethanol	$1.65	$1.49
DDGS sold (tons)	15,654	14,255
Average price DDGS per ton	$94.22	$111.12
WDGS sold (tons)	367,170	393,409
Average price WDGS per ton	$37.41	$46.65
Bushels grain used in production	17,812,126	17,965,374
Average price per bushel grain	$3.45	$3.74
Natural gas used MMBTU	972,059	976,104
Average price per MMBTU natural gas	$4.94	$4.69

As shown in Table 1, our operating results improved significantly from 2009 to 2010.  This is primarily attributable to higher average ethanol prices and lower average grain prices in fiscal 2010 compared to 2009, as shown in Table 2. Demand for fuel grade ethanol increased modestly during the calendar year 2010.  Production in the industry had expanded at a rapid rate during the previous two years and we saw some of our fellow producers shut-in some production capacity in the first half of fiscal 2009.  During the last quarter of fiscal 2009, virtually all of this shut-in capacity came back online due to the strengthening of production margins across the industry.  The excess ethanol production over domestic demand that was anticipated during the 2010 fiscal year was offset by an increase in the amount of domestically produced ethanol that was exported, primarily to Europe.

Net Income.  Net income increased $8,486,508, or approximately 314.5%, in fiscal 2010 from fiscal 2009.  We attribute this increase to higher average prices received for ethanol, and a lower cost of grains used to produce ethanol.

Operating income for the 2010 fiscal year increased by $8,531,714, or approximately 473.0%, from 2009.  This increase results likewise from the decrease in the cost of grain and higher prices for ethanol realized during fiscal 2010.  Operating income excludes the effect of other income or expense, which primarily includes government grants and subsidies.

Revenue.  Revenue for the 2010 fiscal year increased $3,780,244, or approximately 4.1%, from 2009. As a result of continued improvements in our production process, production volume increased during fiscal 2010 by 354,050 gallons of ethanol from fiscal 2009.  However, as shown in Table 2, the average price we received for sale of ethanol was $0.16 per gallon higher in fiscal 2010, or 10.7%, contributing primarily to the increase in revenue.  Sales volume increased by 178,564 gallons during 2010, or approximately 0.4%.  Revenue consisted of approximately 84% in ethanol sales and 16% from the sale of distillers grains, which is a slight decrease in the ratio of distillers grains to ethanol as compared with fiscal 2009.  Total revenue derived from the sale of ethanol increased $8,087,706, or approximately 11.1%, from fiscal 2009, while revenue derived from the sale of distillers grains decreased $4,307,461, or approximately 22.1%, from fiscal 2009. Ethanol prices began to increase during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, decreasing in the second and third quarters of fiscal 2010, while recovering during the fourth quarter of fiscal 2010. We expect the prices to remain favorable for the near future compared to the prior year.  Distillers grain prices will likely follow grain prices in fiscal 2011.

Costs of Goods Sold.  Our cost of goods sold for the 2010 fiscal year equaled 79.5% of revenue, resulting in a gross profit margin of 20.5%. This represents an increase in gross profit margin from 11.4% in 2009. We attribute the increase to several factors including:

•                  A decrease in the price of grain used;

•                  A decrease in the R & D expenses; and

•                  A decrease in natural gas costs.

Grain prices, which represent the significant majority of our cost of goods sold, decreased overall in fiscal 2010. Favorable growing conditions and a decrease in export demand put downward pressure on grain markets.  As shown in Table 2, the average price we paid for grain decreased approximately 7.8% in fiscal 2010 as compared to 2009. Although the 2010 corn crop was estimated to be somewhat smaller than the 2009 harvest, we believe there is more than adequate supply of local grain to draw from. In addition, the weakening of the U.S. dollar has stimulated export demand. These factors have caused the price of corn to increase during the first quarter of fiscal 2011.

Our increased grain storage capacity helps us manage our grain costs by enabling us to purchase grain when costs are lower. As grain prices rise, we anticipate we will reduce grain inventory and try to avoid purchasing grain at market prices higher than the price paid for the grain in storage.

We believe we continue to improve the efficiency with which we operate our plant based on a year-over-year basis.  As a result, our production costs (exclusive of commodity costs and increased costs for necessary chemicals) continue to decrease.

Energy costs, representing the second largest component of our costs of goods sold, saw a slight increase during our 2010 fiscal year as compared to fiscal 2009; however, the price remained more stable during fiscal 2010 as compared to the previous fiscal year.  Our energy costs for fiscal 2010 increased $341,487, or approximately 5.9%, from fiscal 2009. This increase in cost was primarily the result of the increase in natural gas prices in 2010.  We expect natural gas prices to remain stable in fiscal 2011.

We continue to believe that hedging is an integral part of our business as a means of risk management.  Our strategy is to mitigate the impact of large adverse price changes in costs, such as natural gas and grain, as well as the products we sell. Our operating results include both realized and unrealized gains or losses in these hedging activities. For the 2010 fiscal year, we realized $192,266 in losses relating to grain futures contracts and $431,660 in realized losses from natural gas futures contracts, which amounts are included in costs of goods sold.  In addition, we recorded an unrealized gain on grain hedging contracts of $544,526 at September 30, 2010.

General and Administrative Expenses.  During fiscal 2010, general and administrative expenses increased $290,297 or approximately 12.5% from fiscal 2009. Significant components of these expenses include salaries, professional fees, property taxes, and insurance. Salaries increased approximately 6.4% during 2010, primarily due to an increase in bonuses paid during the year. Professional fees increased 9.0% from fiscal 2009 to fiscal 2010 primarily due to an increase in legal and filing services related to our required reporting with the SEC. Property taxes decreased approximately 4.2% reflecting a lower assessed value in fiscal 2010 than in fiscal 2009, while general insurance expense decreased 7.0% for fiscal 2010 as compared to fiscal 2009.

Depreciation and Amortization.  Amortization remained constant during the 2010 fiscal year from 2009.  During that time, depreciation expenses increased approximately 5.0%.  This increase is primarily attributable to the additional depreciation related to the new fermenter, grain receiving pit and related conveyance system, and upgrades to our energy center and process systems placed in service during fiscal 2010.

Other Income.  Other income for the 2010 fiscal year decreased $45,207, or approximately 5.1%, from the year ended September 30, 2009.  A significant portion of that decrease was interest income which decreased by $32,187 or approximately 44.0%, which was partially tempered by a reduction in interest expense that decreased by $20,158 pursuant to a reclassification of bank fees from interest expense to administrative expense. Interest income decreased due to a lower interest rate and average cash balance in interest bearing accounts during fiscal 2010, as compared to fiscal 2009. We also recorded an increase of $56,963, or approximately 6.9%, in income from subsidies received from the state and federal government.  The amount we received in grants and subsidies increased as a result of a new program initiated by the USDA Rural Development which is designed to encourage production of renewable energy using feedstock other than corn.  We qualified for this program because a large portion of feedstock used in production of our ethanol and distillers grain is milo, which meets the current guidelines.  We received $848,999 from the federal program in December of 2009, of which $700,000 was accrued as income in fiscal year 2009, with the balance of $148,999 recorded as income for fiscal 2010.  We received additional payments during fiscal 2010 of $224,705 from the federal program.  We received a payment of $514,860 in August 2010 from the state subsidy program for which we are eligible.

Trends that may Impact our Future Operating Results

Prices for Ethanol. Demand for and the price of ethanol can vary significantly over time and a decrease in the price of ethanol will adversely affect our profitability.  Historically, the price of ethanol tended to fluctuate with the price of petroleum gasoline; however, we believe ethanol prices are trending less with gasoline prices and often are affected by the price of grains used to produce it.

At the time of filing of this report, ethanol is trading at price levels similar to petroleum gasoline which means that using ethanol for blending with petroleum has become only marginally economical, particularly where blending is discretionary rather than mandatory.  We believe this may decrease the demand for ethanol which in turn will continue to put downward pressure on ethanol prices.  Another factor that may affect the price of ethanol is the increased supply anticipated as a result of the expansion of present plants, construction of new plants, and the reopening of plants formerly in financial difficulty; however, we believe this trend may be less noticeable in 2011 as excess capacity is leveling off due to decreased demand and/or delays in plant start-ups scheduled in the future.  The increase in production capacity will increase the supply of ethanol, which will tend to reduce the price for ethanol if demand does not also increase.

During the fourth quarter of fiscal 2010 and continuing into the first quarter of fiscal 2011, we have experienced a steady increase in the price of ethanol which has had a favorable effect on our margins; however, we expect prices to decrease as we are entering the seasonal period of lower overall fuel demand. The price of corn has also increased somewhat: however, we were able to partially mitigate the effect of this increase by purchasing and storing local grain at harvest.

Supply and price of grain.  Prices for grain reflected on CBOT have risen in the first quarter of fiscal 2011, however, local cash values have remained weak, primarily due to the large supply locally. To the extent local supply remains in excess of local demand, we believe local cash values will continue to widen from futures prices.  The grain market is dependent upon a variety of factors unrelated to the ethanol market.  The price of grain is generally dependent upon regional and international grain supplies, which can be very volatile.  In addition, the gradual recovery in the stock market, increasing prices for oil and decreasing value of the U.S. dollar has put upward pressure on grain prices. Grain supplies and the resultant prices are also affected by weather, governmental policy, disease and other conditions.  Grain markets were relatively volatile during 2010 as well as 2009; and we believe this trend will continue during fiscal 2011. Our cost of grain will likely be at higher levels in fiscal 2011 as compared to fiscal 2010.

Government supports.  As discussed elsewhere in this report, current federal law is favorable to ethanol because it mandates certain oxygenate blending. In addition, as noted above in the section titled “Item 1. Business,” the RFS established by the Energy Policy Act of 2005 mandates that fuel refiners use a certain minimum amount of ethanol and other renewable fuels, which was subsequently increased by the enactment of EISA.  While the RFS may not have an immediate impact on the ethanol market since current national ethanol production capacity exceeds the 2010 RFS requirement of 12.95 billion gallons, it is likely that the increased RFS requirement of 36 billion gallons of renewable fuel by 2022, 15 billion gallons of which may come from grain based ethanol, will continue to support the ethanol industry in the long-term. It is also possible that cessation of supports and incentives may adversely affect price and demand.  In addition, the recent announcement from the EPA that approves use of gasoline with increased discretionary blending of ethanol from 10% to 15% in vehicles manufactured in 2007 and later expands the marketing opportunities for ethanol.  The EPA is currently conducting further studies in support of extending the 15% limit to 2001 and newer vehicles, which may potentially add millions of customers.

Production of ethanol.  As noted above, with a few new ethanol plants and plant expansions currently under construction and the reentry into the market of plants previously shut-in during fiscal 2009, the nationwide production capacity for ethanol is expected to increase in the near term. At a minimum, this increased capacity creates some uncertainty for the ethanol industry.  If the production of ethanol exceeds either the demand for ethanol or the petroleum industry’s ability to economically blend ethanol with gasoline, then the price of ethanol would be expected to fall, and the decrease in ethanol prices could be significant.  In that case, our revenues would decrease accordingly.  However, we believe that our lack of significant long-term debt positions us favorably to weather lower ethanol prices compared to some of our competitors.

Liquidity and Capital Resources

Overview. The following table highlights certain information relating to our liquidity and capital resources at September 30, 2010 and 2009:

	September 30
	2010	2009
Working Capital	$13,044,083	$13,723,893
Current Assets	20,433,068	17,336,366
Current Liabilities	7,388,985	3,612,473
Long-term Debt	—	—
Members’ Equity	26,086,370	29,919,179

Our working capital at September 30, 2010 decreased by $679,810, or approximately 5.0%, from September 30, 2009.  Current assets increased $3,096,702, or approximately 17.8%, while current liabilities increased $3,772,512, or approximately 104.4%.  We attribute the increase in current assets to several factors. Accounts receivable, inventory and commodity trading accounts were higher at September 30, 2010 as compared to the same period of 2009.  Accounts receivable for ethanol increased approximately 50% at

September 30, 2010 compared to September 30, 2009, which was the result of a 41% higher price and 6.7% increase in the amount of gallons in receivables.  Inventory increased 169.3% at September 30, 2010 compared to the same period of 2009, as a result of an increase in grain prices of approximately 36% and an increase of 213.4% in the quantity on hand. These were partially offset by a reduction in cash on hand, a decrease in prepaid expenses, a decrease in accounts receivable - government subsidies, and an increase in accounts payable at September 30, 2010 as compared to September 30, 2009.

Under the terms of our Operating Agreement, we are required to make an annual distribution of cash to our members of a minimum of 20% of the net cash we earn from operations, as defined in that agreement, as long as net cash from operations exceeds $500,000 for that year. Additional distributions may be made in the sole discretion of our Board of Managers.  However, we are prohibited from making any distribution that would violate or cause a default under any of the terms of our credit facilities or debt instruments.  Distributions to members increased dramatically during fiscal 2010 as compared to fiscal 2009, reflecting the increase in net income.

Our capital resources consist of: (i) cash from operations; (ii) permanent financing, in the form of capital contributions by our members; (iii) a revolving line of credit; and (iv) industrial development bonds.  At September 30, 2010, we believe the mix of our capital resources was appropriate and adequate for the foreseeable future.  Other than financing continuing operations, additional capital would be necessary should we decide to further expand our plant or pursue acquisitions of additional property, plant or equipment.

Cash Flow.  Net cash used during the 2010 fiscal year was $3,038,963, compared to net cash generated of $5,851,536 in fiscal 2009.  The most significant factors causing the decrease in cash flow in 2010 were increases in the distributions paid to members, purchases of plant and equipment, quantity and value of grain inventory, and accounts receivable compared to fiscal 2009.

Cash provided by operations increased by $6,558,435 in fiscal 2010 compared to fiscal 2009. The increase primarily reflects increases in net income, accounts payable, and depreciation, and a reduction in prepaid expenses and accounts receivable from government subsidies. The change in grain hedging contracts, the increase in accounts receivable and the increase in inventory tempered the increase in cash from operations. Our accounts payable balance was significantly higher at September 30, 2010 primarily due to the increased commodities account payable.

The cash provided by our investing activities during fiscal 2010 decreased by $5,652,153 from fiscal 2009.  We invested $3,595,266 in property, plant and equipment in fiscal 2010 compared to $1,101,521 in fiscal 2009.  We incurred net margin calls of $920,965 from our commodity trading accounts during fiscal 2010, as compared to a withdrawal, net of margin calls, of $2,237,443 during the comparable period of fiscal 2009.

Cash used in financing activities increased by $9,796,781 in fiscal 2010 compared to fiscal 2009.  The increase primarily reflects the increase in distributions to members during fiscal 2010. Total distributions paid to members during fiscal 2010 and 2009 were $14,778,400 and $4,973,500, respectively.

Equity Financing.  Our members have contributed $19,801,035 in equity financing since inception, primarily from our initial public offering completed in 2003.  We do not anticipate that any additional equity financing will be necessary in the foreseeable future.

Debt Financing.  Under our arrangement with AgCountry, our principal lender, we borrowed $22,000,000 under a construction loan in 2003.  The proceeds of that loan were used by us to complete construction of the plant and to commence operations.  In August 2004, we converted the loan to permanent financing in the form of a $16,000,000 term loan and a line of credit in the amount of $5,000,000.  At that time, we paid AgCountry $5,000,000 to reduce the loan, all of which was used to create the line of credit.  We paid the AgCountry term loan in full in June 2006 and continue to maintain the line of credit.  Pursuant to the Fifth Amendment to the Credit Agreement dated July 29, 2003, which was effective May 2, 2007, the amount available on the line of credit was increased to $8,000,000 with variable interest at LIBOR plus 2.0%. There is no balance outstanding on this line of credit at September 30, 2010.

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

At September 30, 2010, we believe we satisfied all of the covenants under the loan agreement; however, upon request by us, AgCountry has occasionally agreed to waive the restrictions on distributions of net income contained in the covenants.

Off-Balance Sheet Arrangements

At September 30, 2010, we had no off-balance sheet arrangements.

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

We enter into derivative instruments including future contracts and swap agreements and purchased options to fix prices for a portion of future raw material requirements. We have designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require us to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.   We have included in its cost of sales an aggregate of $623,925 of losses on completed contracts related to its hedging activities for corn and natural gas and have recorded an aggregate of $239,348 of unrealized losses for the year ended September 30, 2010, as a charge to comprehensive income as compared to $1,874,225 losses on contracts and $1,058,867 of unrealized gains for the year ended September 30, 2009.  At September 30, 2010, the commodities trading account-futures and options contracts amounted to $231,862, as compared to $94,771 at September 30, 2009, representing the lower of the cost or fair market value of the futures and options contracts recorded on the balance sheet.

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

Recently Adopted Accounting Standards

We evaluate the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on our company.  With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during year ended September 30, 2010 that are of material significance, or have potential material significance, to the company:

Effective July 1, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 825 “Disclosures about Fair Value of Financial Instruments,” to require entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements.  Adoption of ASU No. 825 did not have a material impact on our results of operations or financial position.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.”  ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted.  A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods.  We are currently evaluating the requirements of ASU No. 2009-13 and have not yet determined its impact on our financial statements.

In December 2009, the FASB issued ASU No. 2010-06 “Fair Market Value Measurements and Disclosures” (Topic 820) “Improving Dislcosures about Fair Value Measurements”.   This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which provides amendments to ASC topic “Fair Value Measurements and Disclosures”.  This ASU provides more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3.  ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009.  We are currently assessing the impact that the adoption will have on our disclosures.

In February 2010, the FASB issued ASU 2010-09 (ASU 2010-09), “Subsequent Events (Topic 855).”  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  W do not expect the provisions of ASU 2010-09 to have a material effect on our financial position, results of operations or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears a variable interest rate.  At September 30, 2010, there was no outstanding balance on this note.  We are subject to interest at the rate of LIBOR plus 2.0% on the outstanding balance.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain and natural gas would produce an increase in the fair value of our derivative instruments equal to approximately $23,186 based on our positions at September 30, 2010.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of September 30, 2010, the fair value of our derivative instruments for grain is an asset in the amount of $231,862.  We recorded an unrealized loss in the amount of $239,348 for the fiscal year ended September 30, 2010.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected grain usage is approximately 18 million bushels per year for the production of 49 million gallons of ethanol.  We have approximately 5% our expected grain usage with price protection in place for fiscal year ending September 30, 2011.  If we determine that obtaining price protection would be beneficial as we go further into 2011, we would likely do so using CBOT futures and options and over the counter option contracts.  As grain prices move in reaction to market trends and information, our income statement may be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our natural gas supplier. This purchase agreement fixes the price at which we purchase natural gas.  We currently have no forward contracts in place for our natural gas needs for fiscal 2011. We expect the natural gas prices to be somewhat flat during fiscal 2011 with the normal winter months fluctuations.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of September 30, 2010 and September 30, 2009 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change - Market Risk
September 30, 2010	$231,862	$23,186
September 30, 2009	94,771	9,477

We are also exposed to market risk from changes in ethanol prices. These price fluctuations are minimized in part by advanced contract pricing of our ethanol, which is designed to establish a price floor for our ethanol sales. Currently, we have entered into priced contracts for the 95% of our anticipated ethanol production through the first three months of fiscal 2011.  We have not currently contracted for any of our anticipated production beyond the first quarter of fiscal 2011.  We will continue to advance contract for ethanol sales in fiscal 2011 to attempt to further reduce our risk related to price decreases. While this strategy minimizes the risk associated with downward price fluctuations of ethanol, it may also prevent us from realizing the full benefit of upward price movements. Although using priced contracts makes our revenue more predictable, we cannot predict the extent to which other factors such as inflation, government regulation or changing prices may affect our financial performance.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members and Board of Managers

Western Plains Energy, L.L.C.

We have audited the accompanying balance sheets of Western Plains Energy, L.L.C. as of September 30, 2010 and 2009, and the related statements of income, changes in members’ equity, and cash flows for the years ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Plains Energy, L.L.C. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended September 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ StarkSchenkein, LLP

Denver, Colorado
December 17, 2010

WESTERN PLAINS ENERGY, L.L.C.

BALANCE SHEETS

SEPTEMBER 30, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash	$5,313,931	$8,352,894
Accounts receivable	6,821,011	4,852,593
Accounts receivable - government subsidies	—	700,000
Inventory	7,808,330	2,899,434
Prepaid expense	257,934	436,674
Commodities trading account- futures and options contracts	231,862	94,771
Total current assets	20,433,068	17,336,366

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	1,346,457	1,220,677
Manufacturing equipment	41,524,737	39,029,728
Buildings	3,011,442	3,011,442
Vehicles	589,648	550,480
Grain handling and other equipment	4,994,743	3,742,557
Office equipment, furniture, fixtures	191,437	184,188
Construction-in-progress	36,137	679,828
Spare parts	1,046,710	727,145
	53,443,183	49,847,917
Less: Accumulated depreciation	(41,122,166)	(34,414,342)
	12,321,018	15,433,575

OTHER ASSETS
Investment in industrial development revenue bonds	32,000,000	32,000,000
Water rights	340,408	340,408
Loan origination fees, net	129,239	162,947
Financing fees, net	153,788	160,521
Deposits	97,834	97,834
	32,721,269	32,761,710

TOTAL ASSETS	$65,475,355	$65,531,651

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,383,874	$3,607,417
Accrued interest	5,111	5,056
Total current liabilities	7,388,985	3,612,473

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 16,002 issued and outstanding	10,910,140	10,910,140
Class B Capital Units, 12,068 issued and outstanding	7,940,895	7,940,895
Class C Capital Units, 350 issued and outstanding	250,000	250,000
Membership distributions	(90,362,700)	(75,584,300)
Accumulated comprehensive (loss)	(2,170,494)	(1,931,146)
Retained earnings	99,518,528	88,333,590
Total members’ equity	26,086,370	29,919,179

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$65,475,355	$65,531,651

Please refer to accompanying notes to financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF  INCOME AND COMPREHENSIVE INCOME

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

REVENUE	$96,048,749	$92,268,505
COST OF SALES	76,359,242	81,722,233
GROSS PROFIT	19,689,507	10,546,272

EXPENSES
General and administrative expenses	2,605,853	2,315,556
Depreciation expense	6,707,825	6,386,602
Amortization expense	40,440	40,440
Total expenses	9,354,118	8,742,598

Income from operations	10,335,389	1,803,674

Other income (expense)
Interest expense	—	(20,158)
Interest income	40,961	73,148
Interest from industrial development revenue bonds	1,120,000	1,120,000
Plant lease expense	(1,120,000)	(1,120,000)
Grant and subsidy income	888,564	831,601
Other income (expense)	(79,976)	10,165

Total other income	849,549	894,756

NET INCOME	11,184,938	2,698,430

Unrealized gains (losses) on grain contracts	(239,348)	1,058,867

COMPREHENSIVE INCOME	$10,945,590	$3,757,297

NET INCOME PER UNIT
BASIC AND DILUTED	$393.56	$94.95

DISTRIBUTIONS PER UNIT	$520.00	$175.00
WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	28,420	28,420

Please refer to accompanying notes to financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2009 and 2010

	Class A		Class B		Class C		Membership	Retained	Accumulated
	Units	Amount	Units	Amount	Units	Amount	Distributions	Earnings	Comprehensive (loss)	Total

Balance September 30, 2008	16,002	$10,910,140	12,068	$7,940,895	350	$250,000	$(70,610,800)	$85,635,160	$(2,990,013)	$31,135,382

Distributions to members							(4,973,500)			(4,973,500)

Change in grain hedge contracts									1,058,867	1,058,867

Net income								2,698,430		2,698,430

Balance September 30, 2009	16,002	$10,910,140	12,068	$7,940,895	350	$250,000	$(75,584,300)	$88,333,590	$(1,931,146)	$29,919,179

Distributions to members							(14,778,400)			(14,778,400)

Change in grain hedge contracts									(239,348)	(239,348)

Net income								11,184,938		11,184,938

Balance September 30, 2010	16,002	$10,910,140	12,068	$7,940,895	350	$250,000	$(90,362,700)	$99,518,528	$(2,170,494)	$26,086,370

Please refer to accompanying notes to financial statements.

WESTERN PLAINS ENERGY, L.L.C.

STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

OPERATING ACTIVITIES
Net income	$11,184,938	$2,698,430
Depreciation	6,707,825	6,386,602
Amortization	40,440	40,440
Gain (loss) on disposal of equipment	—	—
Change in unrealized losses on grain hedging contracts	544,526	1,058,866
Changes in assets and liabilities
Accounts receivable	(1,968,418)	1,290,729
Accounts receivable - Government Subsidies	700,000	(328,081)
Inventory	(4,908,896)	1,297,662
Prepaid expenses	178,741	(228,703)
Accounts payable and accrued expenses	3,776,457	(2,519,004)
Accrued interest	55	291
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,255,668	9,697,233

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,595,266)	(1,101,521)
Investment in commodity trading accounts	(4,536,748)	(17,278,556)
Withdrawals from commodity trading accounts	3,615,783	19,515,999
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,516,231)	1,135,922

FINANCING ACTIVITIES
Distributions to members	(14,778,400)	(4,973,500)
Proceeds from notes payable	—	—
Payment of notes payable	—	(8,119)
Acquisition of membership units	—	—
NET CASH (USED IN) FINANCING ACTIVITIES	(14,778,400)	(4,981,619)

NET INCREASE (DECREASE) IN CASH	(3,038,963)	5,851,536

CASH - BEGINNING OF PERIOD	8,352,894	2,501,358

CASH - END OF PERIOD	$5,313,931	$8,352,894

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$19,868

Please refer to accompanying notes to financial statements.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

NOTE 1 - NATURE OF OPERATIONS

Principal Business Activity

Western Plains Energy, L.L.C. (a Kansas limited liability company with its principal place of business in Gove County, Kansas; the “Company”) owns and operates a 40 million gallon nameplate capacity ethanol plant. The Company was organized on July 10, 2001 and began its principal operations in January 2004.

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

The Company enters into derivative instruments including future contracts, swap agreements and options to fix prices for a portion of future raw material requirements. The Company has designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require the Company to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded. The Company has included in its cost of sales an aggregate of $623,925 of losses on completed contracts related to its hedging activities and has recorded an aggregate of $239,348 of unrealized losses as a credit to comprehensive income for the year ended September 30, 2010.  This compares to losses on contracts of $3,833,914 and unrealized gains of $1,058,867 for the year ended September 30, 2009.  At September 30, 2010, the commodities trading account-futures and options contracts amounted to $231,862, compared to $94,771 at September 30, 2009, which represents the lower of the cost or fair market value of the futures and options contracts recorded on the balance sheet.

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

Depreciation expense for the years ended September 30, 2010 and 2009 amounted to $6,707,825 and $6,386,602, respectively.

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

Concentration of Credit Risk

The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits.  At September 30, 2010, the Company’s balances exceeded insured limits by $4,030,842.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

Comprehensive Income

The Company reports comprehensive income in accordance with ASC 280-10, “Reporting Comprehensive Income,” which requires the reporting of all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized.  This encompasses unrealized gains and losses from available-for-sale securities held. The Company recorded comprehensive losses of $239,348 and comprehensive income of $1,058,867 for the fiscal years ended September 30, 2010 and September 30, 2009, respectively, which recognized a decrease in the fair value of unfulfilled future purchase contracts for raw materials at September 30, 2010, while recognizing an increase in fair value at September 30, 2009.

Accounts Receivable

The Company’s accounts receivable are due from distributors in the ethanol and livestock feed industries. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the

Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. There was no allowance for doubtful accounts at September 30, 2010 or 2009.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory reserves are established for obsolescence based on expiration dating of perishable products and excess levels of inventory on hand. Inventories at September 30, 2010 and 2009 consist of the following:

	2010	2009
Raw materials	$6,031,517	$1,543,721
Work-in-process	1,411,966	1,007,129
Finished goods	364,847	348,584
Total	$7,808,330	$2,899,434

Shipping and Handling

The cost of shipping products to customers is included in cost of goods sold.  Amounts billed to a customer in a sale transaction related to shipping and handling is classified as revenue.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during year ended September 30, 2010 that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 825 “Disclosures about Fair Value of Financial Instruments,” to require entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements.  Adoption of ASU No. 825 did not have a material impact on the Company’s results of operations or financial position.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. The Company is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined its impact on the Company’s financial statements.

In December 2009, the FASB issued ASU No. 2010-06 “Fair Market Value Measurements and Disclosures” (Topic 820) “Improving Dislcosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

In February 2010, the FASB issued ASU 2010-09 (ASU 2010-09), “Subsequent Events (Topic 855).”  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s  financial position, results of operations or cash flows.

NOTE 3 — MEMBERS’ EQUITY

On February 29, 2008, the Board of Managers announced that effective March 10, 2008, the Company’s units of membership interest would be split on a seven to one (7:1) basis.  Unless otherwise stated, all units and per unit disclosures reflect the effect of the 7:1 split.  Subsequent to the split, the Company purchased 140 Class B units from a member.  The resulting units outstanding at September 30, 2010 are as follows:

Class A units	16,002
Class B units	12,068
Class C units	350
Total units	28,420

Historically, the Company had four classes of membership capital units: Class A, B, C and D. Capital units of each class were issued in denominations of $5,000 (pre-split).

Class A and Class B capital units were offered for sale in an initial public offering in 2002.  A total of 27,769 Class A and B capital units were offered at a price of $714.29 per unit (adjusted to reflect the split) pursuant to a registration statement filed with the Securities and Exchange Commission, with a minimum of $15,735,000 and a maximum of $19,835,000 proceeds from such offering of units.

The Company’s Class A capital units were offered only to producers of agricultural products, with a minimum purchase of two (2) Class A Capital Units per investor (pre-split).  The Company also offered to sell Class B capital units with a minimum purchase of seven (7) Class B capital units per investor (pre-split).

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

The Company made distributions to its members of $14,778,400 during the fiscal year ended September 30, 2010.  In the fiscal year ended September 30, 2009, distributions paid to members totaled $4,973,500.

NOTE 4 - FINANCING ARRANGEMENTS

Construction and permanent financing

During July 2003, the Company entered into a credit agreement (“Credit Agreement”) with Ag Country Farm Credit Services, FLCA (“AgCountry”) that established a $22,000,000 (or 55% of construction costs, whichever is less) multiple-advance, non-revolving construction loan for construction of the ethanol plant. The construction note expired August 1, 2004, with the amount outstanding converted into a permanent term loan to be amortized over a 10 year period.  During the construction period, interest-only payments equal to the London Interbank Offered Rate (LIBOR) plus 4% were due monthly.  This loan was paid in full June 30, 2006.

A portion of the construction note was also converted into a $5,000,000 credit line (the “Revolving Loan”). The Revolving Loan was paid in full during September 2004. In addition, the Company entered into an agreement with Ag Country in October 2004 that established a $3,500,000 expansion loan to fund a portion of a plant expansion to increase ethanol production to 40,000,000 gallons per year nameplate capacity. This note was paid in full prior to September 30, 2005.

The term loan was subject to certain restrictive covenants, and required payment of origination, participation and other fees totaling $337,107 and an annual administrative fee of $25,000. The $362,107 of financing costs are being amortized over the life of the loan (10 years), commencing with the loan’s conversion into a permanent loan in August 2004. Of that amount, $40,440 was amortized and expensed in each of the years ended September 30, 2010, 2009, 2008, 2007 and 2006. In the fiscal year ended September 30, 2005, $41,005 was amortized and $10,669 was amortized over the nine months ended September 30, 2004. The annual administrative fee is amortized over 12 months.

The Third Amendment to the Credit Agreement was executed on March 7, 2006, which increased allowable dividends to up to 75% of net income with distributions up to 100% of net income, so long as the Company maintains working capital that exceeds $5,000,000 and a defined leverage ratio of 0.60:1. The Amendment also waived certain compliance requirements for dividends paid in prior periods.

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

There was no outstanding balance on the Revolving Loan at September 30, 2010.

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

NOTE 5 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company has entered into various agreements regarding its formation, operation and management. Significant agreements are as follows:

Employee 401(k) Plan

The Company established a 401(k) retirement plan on November 1, 2004 for its employees. The Company matches employee contributions to the plan up to 5% of each eligible employee’s gross compensation. The amount contributed by the Company is vested 25% per year on behalf of the employee. The Company contributed $71,674 and $75,526 for fiscal years ended September 30, 2010 and 2009, respectively.

Energy Management Services

The Company has entered into an agreement with U.S. Energy Service, Inc. for energy management and engineering services.  The initial term of the agreement expired on August 31, 2003, and is renewable for one-year terms unless terminated by either party with 30 days advance notice.  The agreement provides for fees of $2,800 per month.   The agreement was renewed through August 31, 2010, and again through August 31, 2011.

Sales Service Agreement

The Company has entered into an agreement with United Bio Energy, LLC (“UBE”) (see Notes 7 and 10) for the sale of the bulk feed grade products (distillers grains) produced from the plant.  The agreement expired September 30, 2010, and was automatically renewed for a one-year term pursuant to the terms of the agreement.  Under the terms of the agreement, UBE purchases all products at a price equal to 98% or 97.5% of the selling price depending on whether it is wet or dry grains, less applicable freight.  If the product is sold to members of the Company, UBE will pay an additional 0.5% to the members, less applicable freight.  UBE is responsible for billing and account servicing of the product sales and for losses related to non-payment unless such non-payment relates to substandard products.

Marketing Agreement

On November 24, 2008, the Company entered into a new marketing agreement with Ethanol Products, LLC dba POET Ethanol Products for marketing the Company’s ethanol and certain administrative services. The commencement date of the new agreement was February 1, 2009 for a five (5) year term, and will automatically renew for an additional five (5) year period unless terminated by either party ninety (90) days prior to the end of the term. The Marketing and Service Fee paid to the marketer shall be one percent (1%) of the net-back sales price per gallon of the ethanol sold.

Fermenter Contract

The Company contracted with ICM, Inc. to construct a fifth fermenter on December 7, 2009 at a cost of $2,236,131. With this addition, it allowed the fermentation process to be extended from 52 hours to 65 hours per batch which increased the amount of starch converted to sugars. This project was completed and placed in operation May 6, 2010, with all related invoices paid prior to September 30, 2010.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has reimbursed members of the Board of Managers for certain expenses incurred by the Company and paid by the members of the Board of Managers including attending Board meetings. Expense reimbursements for the years ended September 30, 2010 and 2009 totaled $62,933 and $48,831, respectively.

NOTE 7 — INCENTIVE PAYMENTS

The United States Department of Agriculture Rural Development instituted the “Advanced Biofuel Payment Program” during fiscal year 2009, which allocated up to $25,000,000 to be paid to producers who qualify for advanced biofuel feedstocks used to produce renewable energy. The Company has applied for this program and has been accepted as a qualified participant pursuant to the use of milo as a feedstock.   The Company received payments during fiscal 2010 totaling $1,073,704, of which $700,000 was accrued and recorded as income during fiscal 2009. Subsequent to its 2010 fiscal year end, the Company received an additional payment of $374,079 which will be recorded as income in the first quarter of fiscal 2011. Additionally, the Company also qualifies for production incentive payments under a State of Kansas program. The Kansas program is limited to an amount of $1,125,000 per year for each producer in excess of five million gallons per year at the rate of $0.075 per gallon. During the year ended September 30, 2010, the Company recorded revenue of $514,860, which was received in August 2010.

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

The $160,000 of financing fees paid to the bond underwriter and $42,040 of legal and other cost associated with the bond closing are being amortized over the 30-year life of the bonds. A total of $6,732 of amortization expense was recognized during each of the years ended September 30, 2010 and 2009.

The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments on the plant.  Both the bond and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the periods ended September 30, 2010 and 2009 were $1,120,000 per year. This amount is equal to the lease expense of the plant in each respective period.

NOTE 9 — CONCENTRATION OF CUSTOMERS

The Company sells essentially all of its products to two marketers, which in turn sell to other purchasers.  The Company has executed an exclusive marketing agreement with POET Ethanol Products (see Note 6) to market the ethanol produced at its plant.  The agreement with POET Ethanol Products commenced effective February 1, 2009 and is automatically renewable for subsequent five-year terms unless terminated by either party prior to expiration.  POET Ethanol Products has agreed to purchase all of the ethanol that is produced at the plant.  POET Ethanol Products is solely responsible for determining the price and terms at which the ethanol acquired from the plant is sold and to whom it is sold.

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

The ethanol production requires the Company to emit a significant amount of carbon dioxide into the air.  Current Kansas law regulating emissions does not restrict or prevent the Company from emitting carbon dioxide gas into the air, but this could change in the future.

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

NOTE 11 - SUBSEQUENT EVENTS

Based on the Company’s financial condition at September 30, 2010, on October 19, 2010, the Board of Managers declared a distribution to members equal to $100 per unit totaling $2,842,000. This distribution was paid November 19, 2010.

On December 1, 2010, the Company received a payment of $374,079 from the USDA Rural Development Program.

The Company evaluated all events subsequent to the balance sheet date of September 30, 2010, through the date of issuance of these financial statements and has determined that, except as set forth above, there are no further subsequent events that require disclosure.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change in our independent accountants since 2003.  StarkSchenkein, LLP has been our independent registered accounting firm since that time.

Item 9A. Controls and Procedures.

(a)           Our management supervised and participated in an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure within the time periods specified in the SEC’s rules and forms.

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

(b)           There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of September 30, 2010.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following are the members of our Board of Managers and Executive Officers at September 30, 2010:

Name	Age	Positions With the Company	Manager Since

Jeff Torluemke(1)(4)	51	Board President, Manager	2001

Richard Sterrett(2)	66	Board Vice President, Manager	2001

Ben Dickman(1)(2)	56	Board Secretary, Manager	2001

Brian Baalman(2)	52	Manager	2001

Ron Blaesi(1)(2)(3)	61	Manager	2001

Scott Foote	34	Chief Financial Officer, Manager	2006

Gary Johnson (3) (4)	64	Manager	2001

David Mann (1)(2)(3)	59	Manager	2001

Jeff Roskam (4)	53	Manager	2007

Steven McNinch	42	Chief Executive Officer, General Manager	N/A

Curt Sheldon	61	Chief Accounting Officer	N/A

(1)   Member of the Audit Committee.

(2)   Member of the Risk Management Committee.

(3)   Member of the Nominating Committee.

(4)   Member of the Compensation Committee.

Each of our Managers is elected for a three-year term and serves continuously until his successor is elected and qualified or until he resigns or is removed. Our Board consists of staggered terms so that each year the term expires for three Managers at the annual meeting of members. The Chief Executive Officer and Chief Accounting Officer serve at the pleasure of the Board.

The following information summarizes the business experience of each of our Managers and Executive Officers for at least the last five years:

Jeff Torluemke.  Mr. Torluemke has been a member of our Board of Managers since our company’s inception.  He serves as President of the Board.  Mr. Torluemke served as our Chief Executive Officer from 2001 until November 12, 2003 and again from January 2006 to January 2007.  Mr. Torluemke received a Bachelor of Science in Agricultural Economics from Colorado State University in 1981.  He has been the executive vice president of the State Bank of Hoxie since 1993.  From 1985 to 1993, he held various positions, including Chairman of the Peoples State Bank in Colby, Kansas.  He has also farmed in the Hoxie, Kansas area since 1976.  He has served as president of the Bankers Association of Northwest Kansas, and on the Agricultural Committee of the Kansas Bankers Associations.

Richard Sterrett.  Mr. Sterrett has been a member of our Board since our company’s inception and has also served as our Chief Financial Officer and Vice President of the Board since that time.  Mr. Sterrett attended Fort Hays State College.  He has been farming in the Quinter, Kansas area since 1961.  He owned Sterrett Chemical Co. for 35 years until 2003. Mr. Sterrett is a member of the Smoky Hill-Saline Basin Advisory Committee to the Kansas Water Authority.

Ben Dickman.  Mr. Dickman has been a member of our Board since our company’s inception.  He serves as Secretary of the Board.  He received a Bachelor of Science in Agricultural Economics from Kansas State University in 1975.  He has been farming in the Grinnell, Kansas area since 1976 and is a past member of the School Board for the U.S.D. 291 Grinnell School District.

Brian Baalman.  Mr. Baalman has been a member of our Board since our company’s inception.  He has been farming in Sheridan, Thomas and Gove counties in Kansas since 1974.  He also owns a 10,000-head feed yard that he leases to a third party.  He is a lifetime resident of Menlo, Kansas. Mr. Baalman is currently the President of the Kansas Corn Growers Association and is a commissioner on the Kansas Corn Commission.  He also serves on the National Corn Growers Ethanol Committee.  He has previously served as president of the Northwest Kansas Corn Growers Association and as a member of his local church board.

Ron Blaesi.  Mr. Blaesi has been a member of our Board since our company’s inception.  He received a Bachelor of Science degree in History from Kansas State University in 1971.  Mr. Blaesi has been a cash grain farmer since 1971 in the Sharon Springs area of Kansas.  He has held various positions on the Kansas Corn Commission, National Corn Growers Association, as well as the U.S. Grain Council. He has also previously served as President of the Wallace County Farm Bureau, the Northwest Kansas Farm Management Association, Northwest Kansas Agricultural Tax Service, Wallace County Historical Society, National Renewable Energy Fund and United Methodist Men.  Mr. Blaesi has also served on the Board of Directors of the Wallace County Farmers Union.

Scott Foote.  Mr. Foote was elected to our Board in March 2006.  He grew up on a farm in Bucyrus, Kansas and moved to Hoxie when his family purchased Hoxie Feedyard in 1997. He currently acts as manager of Hoxie Feedyard and serves as our Chief Financial Officer.  He graduated from Kansas State University in 1997 with a bachelor’s degree in Agricultural Economics and in 2004 with a master’s degree in Agribusiness. Mr. Foote is a member of Hoxie Elks Lodge, Hoxie Rotary Club, Kansas Cattlemen’s Association and R-CALF United Stockgrowers of America.

Gary Johnson.  Mr. Johnson has been a member of our Board since our company’s inception.  He graduated from Cowley County Junior College. He has been co-owner of Mitten Truck Stop, Inc. for the past 39 years, and currently serves on the board of the Kansas Petroleum Marketers Association.  He is a past board member of the National Texaco Travel Plaza Association and the National Texaco Wholesale Association.  He has also sat on the Logan County Fair Board and was past president of the Oakley Country Club.

David Mann.  Mr. Mann has been a member of our Board since our company’s inception.  He attended Kansas State University.  Mr. Mann has been a farmer and cattle rancher in the Quinter, Kansas area for 32 years.  He has served on the school board for the U.S.D. 293 School District, and the board of the Northwest Kansas Educational Service Center in Oakley, Kansas.

Jeff Roskam.  Mr. Roskam was elected to our Board in 2007.  He currently serves as the chief executive officer of the Kansas Alliance for Biorefining and Bioenergy, a non-profit corporation created to identify barriers and implementing solutions for the growth and expansion of the biomass industry.  He also operates Roskam Industries, Inc., a renewable fuels consulting firm and is the majority partner in CAP CO2, LLC, a carbon dioxide market development firm. Mr. Roskam was the president and founder of United Bio Energy Ingredients, LLC (“UBE Ingredients”), a partnership jointly owned by ICM, Inc. and Fagen, Inc. from January 2004 through April 1, 2006. Mr. Roskam also served as vice president of US BioEnergy Corp. after it acquired UBE Ingredients in May 2005.   UBE Ingredients markets distillers’ grains throughout the Midwest for numerous ethanol producers, including our company.  Immediately prior to starting UBE Ingredients, he spent seven years at ICM, Inc., an ethanol process technology and construction firm, where he was the senior vice president.  Prior to that, he was an operations manager for Renewable Oxygenates, Inc. a Wisconsin cheese whey-to-ethanol firm and worked three years as an engineering project manager for Broin and Associates, an ethanol processing engineering firm.  Mr. Roskam has previously served on the founding board of directors of Badger State Ethanol, located in Monroe, Wisconsin, and US Energy Partners of Russell, Kansas.  He also served on the board of directors of Big River Resources of West Burlington, Iowa and Denco, LLC of Morris, Minnesota.  Mr. Roskam grew up on an Iowa farm and worked as a mechanic and industrial electrician before he attended Iowa State University and received a degree in Business Administration.

Steven McNinch.  Mr. McNinch was appointed General Manager of our company in February 2006 and was appointed Chief Executive Officer on January 25, 2007. Immediately prior to his appointment as General Manager, Mr. McNinch served as the polyurethane department manager for the Belleville Shoe Manufacturing Company in Belleville, Illinois, where he was responsible for day-to-day operations, capital budgeting and staffing of the department, a position he had occupied since November 2004.  Between 2002 and November 2004, he was the manufacturing manager for DBM Technologies of Owensboro, Kentucky, where he was responsible for the day-to-day operations of two manufacturing facilities engaged in the production of plastic automotive components.

From 1998 to 2001, Mr. McNinch served as the manager of manufacturing for Rubbermaid in Winfield, Kansas, where he was responsible for the day-to-day operation of two manufacturing facilities engaged in the production of household products.  Mr. McNinch serves as the chairman of the Kansas Association of Ethanol Producers and also serves as a board member of Growth Energy, an ethanol industry advocacy group.  He received a Bachelor of Arts in Chemistry and Physics in 1995 and a Master of Business Administration in 2002 from Southwestern College located in Winfield, Kansas.

Curt Sheldon.  Mr. Sheldon was appointed Chief Accounting Officer in May 2008. Immediately prior to his appointment as Chief Accounting Officer, Mr. Sheldon served as the Company’s controller since 2005 and he continues to assist the Company in that capacity.  Prior to joining the Company, he was the president and owner of Kalispell Glass and Doors, Inc., a provider of commercial and residential windows and doors, for 9 years.  Mr. Sheldon was responsible for all management and accounting functions associated with that business.  He received a Bachelor of Science degree in business administration from the University of California at Chico.

Compliance With Section 16(a) of the Exchange Act

Based on a review of Forms 3, 4 and 5, filed under the Securities Exchange Act of 1934, and written representations received by from our officers, members of our Board of Managers, and the holders of 10% or more of our membership units, we do not believe any individual failed to timely file such forms as required by Section 16 of the Exchange Act during the fiscal year ended September 30, 2010, however, we believe that Hoxie Feedyard, Inc., the owner of more than 10% of the outstanding membership units, has failed to file any reports required by Section 16.

Code of Ethics

On January 18, 2005, the Board of Managers adopted a code of ethics for our chief executive officer, principal financial and accounting officers, controller and persons performing similar functions for our company.  The code is designed to promote honesty and integrity and to avoid conflicts of interest between personal and professional relationships in conducting our affairs. We filed the Code of Ethics as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 and any interested member may obtain a copy without charge by contacting Debbie Nelson at (785) 672-8810 or dnelson@wpellc.com.

Nominating Committee and Changes to Procedures in Which Members May Recommend Nominees

The Nominating Committee, comprised of Ron Blaesi, Gary Johnson and Dave Mann, is responsible for identifying and evaluating potential candidates for nomination to the Board of Managers and reporting to the Board thereon.  Our Board has adopted the following criteria which an individual must meet in order to be nominated to our Board of Managers:  (i) the individual must be a natural person over 21 years of age; (ii) the individual should have management experience; (iii) the individual should have knowledge about the issues affecting the Company’s business; (iv) the individual should have exemplary personal integrity and reputation, sound judgment, and strong decision-making ability; (v) independence; and (vi) the individual should have sufficient time to devote his or her energy and attention to the diligent performance of his or her duties, including, but not limited to, review of our company’s documents, SEC filings and other materials and the attendance at Board and committee meetings, as applicable.

There have been no material changes to the procedures by which our members can recommend nominees to the Nominating Committee of the Board of Managers.

Audit Committee

The Audit Committee, comprised of Jeff Torluemke, Ben Dickman, Ron Blaesi and David Mann, oversees the selection and appointment of our independent registered public accounting firm by the Board of Managers, reviews the proposed scope, content and results of the audit performed by the accountants and any reports and recommendations made by them.  We believe the members of the Audit Committee meet the definition of “independent” as defined in Rule 5605 of the Nasdaq Stock Market Rules.

Our Board of Managers has determined that Jeff Torluemke qualifies as an audit committee financial expert, in that he has (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls over financial reporting; and (v) an understanding of the audit committee functions. Mr. Torluemke acquired these attributes through experience in connection with his responsibilities at the State Bank of Hoxie, where he serves as an officer.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid to our named executive officers, which in this case is our General Manager and Chief Executive Officer and our Chief Accounting Officer, for the two most recent fiscal years.    Our Chief Financial Officer, Scott Foote, is also a member of our Board of Managers and serves as Chief Financial Officer without compensation, thus he is omitted from the table below.  We do not issue equity awards or administer a pension or non-qualified deferred compensation plan for our named executive officers, thus this information is omitted from the table below:

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All other Compensation		Total
Steven McNinch	2010	$164,500	—	$32,311	$9,841	(2)	$206,652
General Manager and Chief Executive Officer(1)	2009	$159,625	$25,000	$8,183	$9,640	(3)	$202,448

Curt Sheldon	2010	$87,315	$28,391	$—	$5,635	(5)	$121,341
Chief Accounting Officer(4)	2009	83,565	8,582	—	4,434	(6)	96,581

(1)          Mr. McNinch was appointed our General Manager effective February 21, 2006.  On January 25, 2007, Mr. McNinch was appointed our Chief Executive Officer.

(2)          Includes $9,841 for the company’s portion of contributions to Mr. McNinch’s 401(k).

(3)          Includes $9,640 for the company’s portion of contributions to Mr. McNinch’s 401(k).

(4)          Mr. Sheldon was appointed Chief Accounting Officer on May 20, 2008.

(5)          Includes $5,635 for the company’s portion of contributions to Mr. Sheldon’s 401(k).

(6)          Includes $4,434 for the company’s portion of contributions to Mr. Sheldon’s 401(k).

We maintain a written employment agreement only with our General Manager and Chief Executive Officer.  We executed a revised employment agreement effective January 25, 2009 with Mr. McNinch which increased his base salary to $164,500 to reflect his additional responsibilities as Chief Executive Officer of our company.   Under the terms of Mr. McNinch’s employment agreement, he is entitled to non-equity incentive compensation payments of 0.33% of net earnings to be paid quarterly if our company meets certain minimum performance requirements, including positive cash flow from operations, a conversion rate of grain to anhydrous alcohol of at least 2.65 to 1 and production costs (less the price of grain) which do not exceed budgeted amounts by more than 5%.  The incentive compensation program was implemented with the goal of significantly rewarding Mr. McNinch for outstanding performance.  The amount of incentive compensation payable to Mr. McNinch may not exceed 110% of his base salary, or $180,950.  During fiscal 2010, Mr. McNinch received $32,311 as non-equity incentive compensation, compared to $8,183 in fiscal 2009 due to our company’s improved financial performance.

Cash bonuses may be recommended by the Compensation Committee, in its discretion, based on individual and company performance. Other than as described above for Mr. McNinch, there is no specific bonus plan or policy in place setting forth timing of awards or establishing specific performance objectives for company executives and key employees.  The Compensation Committee is vested with the discretion to determine the amounts and timing of any bonus awards, and past practice has led to the Committee recommending bonuses to be awarded on an annual basis.  One of the primary factors the committee considers is the amount of cash paid in distributions to members during the fiscal year when considering bonuses.  Mr. McNinch did not receive a discretionary cash bonus in 2010 or 2009, however he was awarded a signing bonus in the amount of $25,000 upon execution of his new employment agreement with our company.

If the employment agreement is terminated without “cause” as defined therein, Mr. McNinch is entitled to severance pay equal to two years’ base salary.  The agreement also provides for continuing health and life insurance benefits until expiration of the agreement in the event Mr. McNinch is terminated without cause.  The term of the employment agreement expires on January 25, 2012.

Mr. Sheldon’s base salary is determined by the Compensation Committee based on market rates for commensurate experience.  Mr. Sheldon also receives cash bonuses solely at the discretion of the Committee.  Mr. Sheldon received a cash bonus of $28,391 for fiscal 2010 as his pro-rated share of the pool of cash bonuses awarded to all employees of the company except the Chief Executive Officer as a result of our improved financial performance during the 2010 fiscal year.

Additional benefits provided to named executive officers and key employees as part of their compensation packages include health, life and disability insurance and participation in our 401(k) plan. We believe these benefits are both reasonable and competitive.  To the extent the named executive officers participate in these programs, they do so on the same basis as the other employees of our company.

Manager Compensation

Each member of the Board of Managers received a base fee of $600 per quarter for a total of $2,400 for the 2010 fiscal year. In addition to the base fee, each Manager, except the Board President and Secretary, received $300 for each meeting attended in person.  The President and Secretary of the Board of Managers received $450 and $400, respectively, for each meeting attended in person during fiscal 2010.  Managers also received $50 or $150 for each committee meeting attended during fiscal 2010, dependent upon the circumstances of the meeting.  Committee members are compensated $150 for each committee meeting attended in person unless the meeting precedes or follows a regular board meeting, in which case committee members receive $50.  We reimburse the Managers for reasonable expenses incurred by them in carrying out their duties as such.  Members of the Board of Managers who are also holders of capital units will receive the same membership benefits that other members receive.

The following table sets forth the total compensation paid to the members of the Board of Managers in fiscal 2010.  We do not issue equity awards, non-equity incentive plan compensation or administer a pension or non-qualified deferred compensation plan for its managers, thus this information is omitted from the table below:

Name	Fees earned or paid in cash	All other compensation	Total
Jeff Torluemke	$7,650	$—	$7,650
Richard Sterrett	5,700	—	5,700
Ben Dickman	7,500	—	7,500
Brian Baalman	6,150	—	6,150
Ron Blaesi	6,000	—	6,000
Scott Foote	5,400	—	5,400
Gary Johnson	5,100	—	5,100
David Mann	5,550	—	5,550
Jeff Roskam	4,800	—	4,800

Item 12. Security Ownership of Certain Benefical Owners and Management

The following table sets forth information with respect to the ownership of our capital units by each officer and manager or manager nominee individually, all officers and managers as a group and all owners known to us to beneficially hold more than 5% of any class of the Company’s membership units. On March 10, 2008, we effected a seven-for-one forward split of our capital units and all of the information in this proxy statement has been adjusted to reflect that split.

As of December 23, 2010, we had issued and outstanding 16,002 Class A units; 12,068 Class B units; and 350 Class C units.  Unless otherwise stated, the address of each individual is c/o Western Plains Energy, L.L.C., 3022 County Road 18, Oakley, Kansas 67748.  All unit ownership listed in the table is direct, unless otherwise indicated.

The following unit holders have sole voting and investment power with respect to the units, unless otherwise indicated:

Class	Name	Number of Units	% of Class
Class A	Jeff Torluemke, Manager,(1)	245	1.53%
Class A	Richard Sterrett, Manager, Officer(2)	336	2.10%
Class A	Brian Baalman, Manager(3)	889	5.56%
Class A	Ron Blaesi, Manager	84	0.52%
Class A	Ben Dickman, Manager(4)	168	1.05%
Class A	Gary Johnson, Manager	98	0.61%
Class A	David Mann, Manager(5)	98	0.61%
Class A	Jeff Roskam, Manager	0	0%

Class	Name	Number of Units	% of Class
Class A	Managers and Officers as a group(1) (2) (3) (4) (5)	1,918	11.98%

Class B	Jeff Torluemke, Manager	714	5.92%
Class B	Richard Sterrett, Manager, Officer(2)	56	0.46%
Class B	Gary Johnson, Manager(6)	126	1.04%
Class B	Scott Foote, Manager(7)	2,891	23.96%
Class B	Hoxie Feedyard, Inc., Member(8)	2,891	23.96%
Class B	Roch Meier, Member(9)	700	5.80%
Class B	Brian Baalman, Manager	350	2.90%
Class B	Jeff Roskam, Manager	0	0%
Class B	Managers and Officers as a group(2) (6) (7)	4,137	34.28%

Class C	POET-Ethanol Products, LLC(10)	350	100.00%

(1)                      Includes 35 Class A units owned by Mr. Torluemke’s spouse, of which he disclaims beneficial ownership.

(2)                      All units are owned by Sterrett Partnership, LP.  Mr. Sterrett is the general partner.

(3)                      Includes 84 Class A units owned by the Baalman Feedyard Partnership and 84 Class A units owned by the B2C Partnership.  The Baalman Feedyard Partnership is a Kansas general partnership.  Its two partners are: B2C Partnership, a Kansas general partnership owned and controlled by two Kansas corporations, one solely owned by Mr. Baalman and one solely owned by his spouse; and the Gary and Janice Baalman, L.P.

(4)                      Includes 28 Class A units owned by BJ Ag Producers, Inc., a Kansas corporation.  Mr. Dickman is the president and 50% owner of BJ Ag Producers, Inc.  Mr. Dickman’s spouse also owns 50% of BJ Ag Producers, Inc.

(5)                      Includes 42 Class A units owned by Mr. Mann’s spouse.

(6)                      Includes 56 Class B units owned by Mitten, Inc.  Mr. Johnson owns 51% of Mitten, Inc., and is the president and general manager.

(7)                      Includes 2,891 Class B units owned by Hoxie Feedyard, Inc. Mr. Foote is the general manager of Hoxie Feedyard, Inc. and in that capacity has been given voting control over these units by voting agreement.

(8)                      Hoxie Feedyard, Inc.’s address is P.O. Box 65, Hoxie, Kansas, 67740.

(9)                      The unitholder’s address is HC 1 Box 53, Menlo, Kansas, 67753.

(10)                POET-Ethanol Products, LLC’s address is 111 South Ellis, Wichita, Kansas, 67211.

Changes in Control

We know of no arrangements, including the pledge of any units, that would result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

POET-Ethanol Products, LLC.  The owner of all of our outstanding Class C capital units, POET-Ethanol Products, LLC, markets all of the ethanol we produce.  In exchange, we receive the gross sales price of the ethanol, less the costs of transportation and storage and an administrative fee of 1% of the net-back sales price received for our ethanol.  During the fiscal years ended September 30, 2010 and 2009, we paid $633,109 and $719,220, respectively, in administrative fees to POET-Ethanol Products.

Our Board of Managers considers the arrangement with Ethanol Products to be no less favorable than could be obtained from an unaffiliated party.

Each manager or their affiliates own capital units in our company and as members they receive distributions under the same terms and conditions as other members.

Board Independence

The Board of Managers has affirmatively determined that all of the Managers meet the definition of “independent” as defined in Rule 5605 of the Nasdaq Stock Market Rules except for Messrs. Foote and Sterrett.  By virtue of Mr. Foote’s present service as Chief Financial Officer and Mr. Sterrett’s prior service as Chief Financial Officer, Messrs. Foote and Sterrett are not “independent” as defined in the rule.

Item 14. Principal Accounting Fees and Services.

The following table sets forth fees paid to (or accrued to) our principal accounting firm of StarkSchenkein, LLP for the two years ended September 30, 2010:

	2010	2009
Audit Fees	$42,139	$32,226
Audit Related Fees	25,299	29,495
All Other Fees	0	0
Total Fees	67,438	$61,721

It is the policy of the Audit Committee to engage the principal accounting firm selected to conduct the financial audit for our company and to confirm, prior to such engagement, that such principal accounting firm is independent of our company.  All services of the independent registered accounting firm reflected above were approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Our financial statements and the report of the independent registered public accounting firm are contained in Item 8.

(b)	Exhibits.

The exhibits listed in the accompanying exhibit index are filed (except where otherwise indicated) as part of this report.

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Oakley, Kansas on December 23, 2010.

WESTERN PLAINS ENERGY, L.L.C.

By:	/s/ Steven R. McNinch
Steven R. McNinch, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. McNinch	Chief Executive Officer	December 23, 2010
Steven R. McNinch

/s/ Curt V. Sheldon	Chief Accounting Officer	December 23, 2010
Curt V. Sheldon

/s/ Scott Foote	Chief Financial Officer, Manager	December 23, 2010
Scott Foote

/s/ Jeff Torluemke	President, Manager	December 23, 2010
Jeff Torluemke

/s/ Brian Baalman	Manager	December 23, 2010
Brian Baalman

/s/ Ben Dickman	Manager	December 23, 2010
Ben Dickman

/s/ David Mann	Manager	December 23, 2010
David Mann

/s/ Ronald Blaesi	Manager	December 23, 2010
Ronald Blaesi

/s/ Jeff Roskam	Manager	December 23, 2010
Jeff Roskam

/s/ Gary Johnson	Manager	December 23, 2010
Gary Johnson

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference From
3.1(i)	Articles of Organization	Appendix A of our prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2002 (File No. 333-74982)

3.1(ii)	Third Amended and Restated Operating Agreement	Exhibit 3 to our Form 10-QSB for the quarter ended June 30, 2003

4.1	Form of Class A Capital Unit Certificate	Exhibit 4.1 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

4.2	Form of Class B Capital Unit Certificate	Exhibit 4.2 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

4.3	Form of Class C Capital Unit Certificate	Exhibit 4.3 to our Form SB-2 filed with the Commission on December 12, 2001 (File No. 333-74982)

10.1	Credit Agreement with AgCountry Farm Credit Services, FLCA dated July 29, 2003	Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (File No. 333-74982)

10.2	Agreement between the Company and United Bio Energy Ingredients, LLC, dated August 2, 2004	Exhibit 10.8 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 0-50714)

10.3	Form of Second Amendment to the Credit Agreement with AgCountry dated July 29, 2004	Exhibit 10.9 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 0-50714)

10.4	Promissory Note/Loan Agreement with AgCountry dated November 16, 2004	Exhibit 10.10 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 0-50714)

10.5	Third Amendment to Credit Agreement with AgCountry dated March 7, 2006	Exhibit 10.1 to our Report on Form 8-K dated March 27, 2006 (File No. 0-50714)

10.6	Fourth Amendment to Credit Agreement with AgCountry dated October 2, 2006	Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 0-50714)

10.7	Employment Agreement with Steven McNinch effective January 25, 2007	Exhibit 10.1 to our Report on Form 8-K dated April 17, 2007 (File No. 0-50714)

10.8	Fifth Amendment to Credit Agreement with AgCountry dated May 2, 2007	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-50714)

10.9	Ethanol Marketing Agreement with Ethanol Products, L.L.C. d/b/a POET Ethanol	Exhibit 10.1 to our Report on Form 8-K dated November 24, 2008 (File No. 0-50714)

14.1	Western Plains Energy, L.L.C. Code of Ethics for Principal Executive and Senior Financial Officers	Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 (File No. 0-50714)
31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith