Form 10-Q
period 2010-12-31
WESTERN PLAINS ENERGY LLC
filed 2011-02-11
CIK 1161049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒.

As of February 11, 2011, 16,002 Class A Capital Units, 12,068 Class B Capital Units and 350 Class C Capital Units of the registrant were outstanding.

WESTERN PLAINS ENERGY, L.L.C.

References in this report to agreements to which Western Plains Energy, L.L.C. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements.  Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and the exhibits listed therein.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	September 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$13,545,876	5,313,931
Accounts receivable	6,597,357	6,821,011
Inventory	7,699,070	7,808,330
Prepaid expense	545,702	257,934
Commodities trading accounts - futures and options contracts	477,744	231,862
Total current assets	28,865,749	20,433,068

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	1,346,457	1,346,457
Manufacturing equipment	41,662,439	41,524,737
Buildings	3,011,442	3,011,442
Vehicles	589,648	589,648
Grain Handling and other Equipment	4,994,743	4,994,743
Office equipment, furniture, fixtures	195,681	191,437
Spare parts	932,167	1,046,710
Construction-in-progress	34,659	36,137
	53,469,108	53,443,183
Less: Accumulated depreciation	(42,859,568)	(41,122,166)
	10,609,540	12,321,018

OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Water rights	340,408	340,408
Loan origination fees, net	120,812	129,239
Financing fees, net	152,106	153,788
Deposits	97,834	97,834
	32,711,160	32,721,269

TOTAL ASSETS	$72,186,449	$65,475,355

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,432,025	$7,383,874
Accrued interest	5,111	5,111
Total current liabilities	10,437,136	7,388,985

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 16,002 issued	10,910,140	10,910,140
Class B Capital Units, 12,068 issued	7,940,895	7,940,895
Class C Capital Units, 350 issued	250,000	250,000
Membership distributions	(93,204,700)	(90,362,700)
Accumulated comprehensive (loss)	(1,519,825)	(2,170,494)
Retained earnings	105,372,803	99,518,528
Total members’ equity	29,749,313	26,086,370

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$72,186,449	$65,475,355

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(UNAUDITED)

	2010	2009

REVENUE	$33,160,359	$26,669,199
COST OF SALES	25,437,934	18,526,736
GROSS PROFIT	7,722,425	8,142,463

EXPENSES
General and administrative expenses	511,244	651,528
Depreciation expense	1,737,402	1,626,913
Amortization expense	10,110	10,110
Total expenses	2,258,756	2,288,551

Income from operations	5,463,669	5,853,912

Other income (expense)
Interest from Industrial Development Revenue Bonds	280,000	280,000
Plant lease expense	(280,000)	(280,000)
Bioenergy incentive program income	374,079	148,999
Interest income	16,527	16,324
Total other income	390,606	165,323

NET INCOME	$5,854,275	$6,019,235

Other comprehensive income (loss)
Unrealized gains (losses) on grain hedging contracts	650,669	(182,087)

COMPREHENSIVE INCOME	$6,504,944	$5,837,148

NET INCOME PER UNIT BASIC AND DILUTED	$205.99	$211.80

WEIGHTED AVERAGE UNITS OUTSTANDING BASIC AND DILUTED	28,420	28,420

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(UNAUDITED)

	2010	2009

OPERATING ACTIVITIES
Net income	$5,854,275	$6,019,235
Depreciation	1,737,402	1,626,913
Amortization	10,110	10,110
Conversion of unrealized losses on grain hedging contracts to realized loss	13,297	154,181
Changes in assets and liabilities
Accounts receivable	223,654	(200,633)
Accounts receivable - Government Incentives	—	700,000
Inventory	109,260	(1,270,977)
Prepaid expenses	(287,769)	(417,323)
Accounts payable and accrued expenses	3,048,151	3,680,079
Accrued interest	—	55
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,708,380	10,301,641

INVESTING ACTIVITIES
Purchase of property and equipment	(25,925)	(1,687,522)
Investment in commodities trading accounts	(3,735,750)	(1,588,581)
Withdrawals from commodities trading accounts	4,127,240	1,301,235
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	365,565	(1,974,868)

FINANCING ACTIVITIES
Member distributions	(2,842,000)	(7,105,000)
NET CASH (USED IN) FINANCING ACTIVITIES	(2,842,000)	(7,105,000)

NET INCREASE IN CASH	8,231,945	1,221,773

CASH - BEGINNING OF PERIOD	5,313,931	8,352,894

CASH - END OF PERIOD	$13,545,876	$9,574,667

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(UNAUDITED)

(1)        Basis of Presentation

Western Plains Energy, L.L.C. (the “Company”) was organized under the laws of the State of Kansas on July 10, 2001.  Since inception, the Company has been engaged in the production and sale of fuel-grade ethanol and byproducts.

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with rules of the Securities and Exchange Commission (the “SEC”) pursuant to Item 210 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the balance sheets as of December 31, 2010 (unaudited) and September 30, 2010, the unaudited statements of operations for the three months ended December 31, 2010 and 2009 and the unaudited statements of cash flows for the three months ended December 31, 2010 and 2009, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K filed with the SEC on December 27, 2010.  Except as disclosed herein, there has been no material change to the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Western Plains Trucking, LLC. All significant intercompany balances and transactions have been eliminated.

Certain amounts from the December 31, 2009 financial statements have been reclassified to conform to current period presentation.

(2)           Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended December 31, 2010, as compared to the recent accounting pronouncements described in the annual report that are of material significance, or have potential material significance, to the Company.

The FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations,” effective for periods beginning on or after December 15, 2010.  This amendment affects any public entity as defined by Topic 805, “Business Combinations,” that enters into business combinations that are material on an individual or aggregate basis.  The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination that occurred in the current period had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of ASU 2010-29 is not expected to have a material impact on the Company’s financial statements.

(3)        Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.  Inventory consists principally of raw material, work-in-process and finished goods.  Inventories at December 31, 2010 and September 30, 2010 consist of the following:

	December 31, 2010	September 30, 2010

Raw materials	$5,634,301	$6,031,517
Work-in-process	1,756,597	1,411,966
Finished goods	308,172	364,847
	$7,699,070	$7,808,330

(4)        Investments

Commodities trading accounts – futures and options contracts

In an attempt to minimize the effects of fluctuations in the price of agricultural commodities, the Company utilizes derivative instruments including future contracts, swap agreements and options to fix prices for a portion of future raw materials required in the production process.  The Company has designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require the Company to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income.  Amounts are removed from other comprehensive income as the underlining transactions occur and realized gains and losses are recorded.  The Company has included in its cost of sales an aggregate of $66,297 in realized losses related to its completed contracts on hedging activities in grain and energy futures contracts and has recorded an aggregate of $650,669 of unrealized gains in comprehensive income for the period ended December 31, 2010.  At December 31, 2010, the commodities trading account-futures and options contracts amounted to $477,744, which represents the lower of cost or fair market value of the futures and options contracts recorded on the balance sheet.

(5)        Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that has and will provide property tax savings for 10 years on the plant site.  The principal amount of the bonds is $32,000,000.  The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest amounts since they offset; however, they are recorded for accounting purposes.  Both the bond and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease.  Interest income recognized on the industrial revenue bonds for the three month period ended December 31, 2010 was $280,000.  This amount is equal to the lease expense of the plant.

(6)        Distribution to Members

During the first fiscal quarter ended December 31, 2010, the Company made cash distributions to its members aggregating $2,842,000 in accordance with the terms of its Operating Agreement.

(7)       Subsequent Events

On January 18, 2011, the Board of Managers declared a cash distribution of $200 per outstanding unit to members of the Company for a total of $5,684,000.  The distribution will be paid on or around February 11, 2011, in accordance with the terms of its Operating Agreement.

On January 28, 2011, the Company, through its wholly-owned subsidiary, Western Plains Trucking, LLC, entered into an agreement to purchase eight trucks and trailers for $1,000,000 cash from an entity owned by Brian Baalman, a member of the Company who also serves on the Board of Managers.  The purchase price was determined by an independent third party appraisal and as a condition to the agreement, Mr. Baalman and his affiliated entities agreed not to compete with the Company in delivering distillers grains for three years following the sale.  The Company intends to operate a trucking enterprise through the subsidiary and use the assets to deliver the Company’s distillers grains to purchasers.  Pursuant to the terms of the purchase agreement, the Company is obligated to offer Mr. Baalman’s entity a first right of refusal to purchase the trucks and trailers should the Company decide to sell them within five years after the sale.  The disinterested managers of the Company approved the transaction and believes it to be fair and in the best interest of the members and that it could not obtain the assets on any better terms from an unrelated party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following narrative describes the results of operations for Western Plains Energy, L.L.C. (“we” or the “Company”) for the three month period ended December 31, 2010, which we refer to as the first quarter of fiscal 2011, and compares those results to the comparable period ended December 31, 2010.  It also discusses our financial condition at December 31, 2010 and compares it to our financial condition at fiscal year-end September 30, 2010.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2010, including the audited financial statements and notes included therein.

Results of Operations

Overview. The following table highlights certain of our operating results for the three month periods ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010	2009
Revenue	$33,160,359	$26,669,199
Income from operations	5,463,669	5,853,912
Other income	390,606	165,323
Net income	5,854,275	6,019,235
Comprehensive income	6,504,944	5,837,148
Net comprehensive income per unit	206	212

For the first quarter of fiscal 2011, our income from operations decreased slightly compared to the first quarter of fiscal 2010, primarily as result of an increase in the average cost of grain.  The decrease in income from operations was partially tempered by an increase in the price received and quantity of ethanol sold.  For the first quarter of fiscal 2011, we reported net income of $5,854,275 on revenue of $33,160,359, compared to net income of $6,019,235 on revenue of $26,669,199 for the same period in fiscal 2010.  Gross profit for the first quarter of fiscal 2011 was $7,722,425, or 23.3% of revenue, compared to $8,142,463, or 30.5% of revenue, for the same period in fiscal 2010.  Overall, total expenses decreased 1.3% and other income increased 136% during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

While our profit in the first quarter of fiscal 2011 decreased slightly compared to our profit in the same period of fiscal 2010, we believe fiscal 2011 is shaping up to present fewer challenges to our business as compared to those encountered during fiscal 2010.  While grain prices have posted significant gains during the first quarter of fiscal 2011, ethanol prices have risen as well.  We encountered a different situation in the first part of fiscal 2010, with grain prices increasing while ethanol prices held steady.  We believe we will continue to experience greater profitability in fiscal 2011 as compared to fiscal 2010, so long as these pricing trends continue.   However, this will not effect how we intend to run our business.  We plan to continue to operate our plant as efficiently as possible and are exploring new and improved technologies which may enable us to achieve greater efficiencies.

Net income.  We recorded net income for the first quarter of fiscal 2011 of $5,854,275 as compared to $6,019,235 for the comparable period in fiscal 2010, a decrease of $164,960.  We attribute this decrease to a 41.4% increase in the average cost of grain purchased, which was offset partially by a 13.7% and 32.5% increase in the price and quantity, respectively, of ethanol sold during the first fiscal quarter 2011, when compared to the same period of fiscal 2010.  Additionally, the dramatic increase in our cost of grain was tempered somewhat by a 44.8% increase in the price we received for distillers grain sold during the first quarter of fiscal 2011 compared to the same period of fiscal 2010, since the price of distillers grain is directly related to the price of grain.

Revenue.  Revenue for the first quarter of fiscal 2011 increased 24.3% from the comparable period of fiscal 2010.  This increase is attributable to an average increase of $0.26 per gallon, or approximately 13.7%, for ethanol sold and an average increase of $16.83 per ton, or 44.8%, for distillers grain sold during the first quarter of fiscal 2011 compared to the same period of fiscal 2010.  Additionally, the number of gallons of ethanol we produced increased by 824,990, or 6.9%, and we sold approximately 32.5% more ethanol during the first quarter of fiscal 2011 compared to the same period of fiscal 2010.  The increase in overall gallons produced allowed us to sell more ethanol in the first quarter of fiscal 2011.  An additional contributing factor was a decrease in the international ethanol supply from historic providers like Brazil which resulted in a slight increase in U.S. demand as more domestically produced ethanol was exported to places such as Europe.

Recent experience has shown that forward contracting time frames for the sale of ethanol have generally not exceeded approximately three months in advance, and we believe this trend will continue for the foreseeable future.  We continue to employ forward contracting as a technique to hedge against further ethanol price declines.  To the extent that our hedging strategy for ethanol proves inaccurate in any material respect, our future revenue could be adversely affected.  Hedging strategies become more difficult to employ the farther into the future we attempt to mitigate our market risk for ethanol prices.

We recently purchased several trucks and trailers to begin offering hauling services through a wholly-owned subsidiary, primarily for delivery of our distillers grains.  We expect that this activity will generate additional revenue in the future from our distillers grains marketer and other potential customers.

Cost of Goods Sold.  Our cost of goods sold as a percentage of revenue for the first quarter of fiscal 2011 totaled 76.7%.  This compares to cost of goods sold during the same period of fiscal 2010 of 69.5%.  The increase in grain prices during the first quarter of fiscal 2011 is the primary reason for this increase.  Corn prices as quoted on the Chicago Board of Trade increased 24.2% during the first quarter of fiscal 2011. We were able to minimize the effect of the grain price increase by purchasing and storing local grain during harvest at favorable prices, as well as utilizing futures and basis contracts for this period.  We believe grain prices will remain at relatively higher levels for the near future in light of the recent report by the U.S. Department of Agriculture (USDA) lowering the average 2010 yields for corn and reducing the estimated ending stock levels.

General and Administrative Expenses.  General and administrative expenses for the first quarter of fiscal 2011 decreased 21.5% from the comparable period of fiscal 2010.  This difference is primarily attributable to a reduction in dues and subscriptions, a savings in insurance expense, and a reduction in accrued property taxes in fiscal 2011 compared to the same period of fiscal 2010.  The decrease in dues and subscriptions is related to a decrease in software update costs, the decrease in insurance expense is a result of the benefit derived from participating in a group captive insurance program, and the decrease in property tax expense was an accounting accrual adjustment reflecting lower taxes than anticipated.

Depreciation.  Depreciation during the first quarter of fiscal 2011 increased 6.8% from the comparable period of fiscal 2010, reflecting capital improvements completed in the second half of fiscal 2010 with the addition of a new fermenter and several other enhancements to our plant designed to increase processing efficiency.

Other Income (Expense).  Total other income increased $225,283 to $390,606 during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The primary reason for this increase is an increase in income from bioenergy incentive programs.  Specifically, we received a payment from the

USDA Advanced Biofuel Program of $374,606 in the first quarter of fiscal 2011.  During the same period of fiscal 2010, we received a payment of $848,999, of which $700,000 was previously recorded in the fourth quarter of fiscal 2009, thus only the balance of $148,999 was recorded as other income in the first quarter of fiscal 2010.

Gain (Loss) on Hedging Activities.  During the first quarter of fiscal 2011, we reported $650,669 of unrealized gains on hedging contracts.  This compares to unrealized losses of $182,087 during the first quarter of fiscal 2010.  We recorded comprehensive income of $6,504,944 in the first quarter of fiscal 2011 as compared to $5,837,148 comprehensive income in the same period of fiscal 2010.

Liquidity and Capital Resources

Overview. The following table highlights certain information relating to our liquidity and capital resources at December 31 and September 30, 2010:

	December 31, 2010	September 30, 2010
Working Capital	$18,428,613	$13,044,083
Current Assets	28,865,749	20,433,068
Current Liabilities	10,437,136	7,388,985
Long-term Debt	—	—
Members’ Equity	29,749,313	26,086,370

Our working capital at December 31, 2010 increased $5,384,530, or 41.3%, from fiscal year-end September 30, 2010.  This increase is attributable to the cash generated from operations, increase in prepaid expenses, and a higher value in the commodities trading account. The increase in working capital was tempered by an increase in accounts payable related to deferred payments on grain contracts, decrease in accounts receivable, and a decrease in inventory.  Our current ratio representing current assets divided by current liabilities was 2.77:1 at December 31, 2010, which is unchanged from our current ratio at September 30, 2010.  We believe there will be adequate cash generated in the near future to fund our operations.

Working Capital.  As of December 31, 2010, our current assets increased $8,432,681, or 40.7%, from the balance at September 30, 2010.  Cash increased by 154.9% while accounts receivable and inventory decreased by 3.3% and 1.4%, respectively.  Prepaid expenses and value of futures contracts increased by 111.6% and 106.0%, respectively.  Our current liabilities increased $3,048,151, or 41.3%, from the balance September 30, 2010.  We attribute the increase primarily to an increase in accounts payable for unpaid grain contracts reflecting a continued increase in grain purchased from local farmers during fiscal 2011.

We maintain a line of credit in the amount of $8,000,000 to finance short-term working capital requirements.  At December 31, 2010 and September 30, 2010, there was no outstanding balance on this line of credit.  We believe our line of credit, in addition to our cash flow in the foreseeable future, will provide sufficient liquidity and capital resources.

Cash Flow.  Cash generated from operating activities during the first quarter of fiscal 2011 was $10,708,380, compared to $10,301,641 for the first quarter of fiscal 2010, an increase of $403,739, or 3.9%.  We believe this was primarily due to a decrease in inventory and accounts receivable and an increase in accounts payable for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

Cash provided by investing activities during the first quarter of fiscal 2011 was $365,566, compared to $1,974,868 cash used in investing activities for the first quarter of fiscal 2010, an increase of $2,340,434, or 119%.  One reason for the dramatic increase is that significant capital expenditures totaling $1,687,522 during the first quarter of fiscal 2010 were not duplicated during the first quarter of fiscal 2011.  Additionally, net withdrawals related to grain and natural gas contracts totaled $391,490 for the first quarter of fiscal 2011 compared to net margin calls of $287,346 for the first quarter of fiscal 2010.

Cash used in financing activities during the first quarter of fiscal 2011 was $2,842,000, compared to $7,105,000 during the first quarter of fiscal 2010, a decrease of $4,263,000, or 60%.  The significant decrease was the result of a reduction in the distributions to members as a result of decreased cash generated by operations during the latter part of fiscal 2010.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears a variable interest rate.  Although there is no outstanding balance at December 31, 2010, we have used and anticipate utilizing this revolving promissory note in the future.

We have not entered into any hedging transactions in connection with our notes, although we may consider such an arrangement in the future if appropriate.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain would produce an increase in the fair value of our derivative instruments equal to approximately $47,774 based on our positions at December 31, 2010.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of December 31, 2010, the fair value of our derivative instruments for grain is an asset in the amount of $477,744.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected grain usage is approximately 18.1 million bushels per year for the production of 49 million gallons of ethanol.  We have price protection for approximately 11% of our expected grain usage for fiscal year end September 30, 2011 using CBOT futures and options and over-the-counter option contracts.  Additionally, we have basis protection for an additional 44% of our anticipated grain usage over the same period.  Basis protection allows us to acquire the physical bushels while leaving the final fixed price open until we determine it is timely to finalize the delivered price.  As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2011.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement ensures delivery of the required natural gas to run the facility.  Although we are assured delivery of the required volumes of natural gas, we currently have not procured any fixed-price gas through the balance of fiscal 2011.  With natural gas prices continuing to be at low levels compared to historical price levels, additional coverage may not be needed in the near future.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of December 31, 2010 and September 30, 2010 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
September 30, 2010	$231,862	$23,186
December 31, 2010	$477,744	$47,774

Item 4.  Controls and Procedures

(a)                                  We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report.  As of December 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC.

(b)                                 No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 6.  Exhibits

(a)                                  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve McNinch.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Scott Foote.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steve McNinch and Scott Foote.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN PLAINS ENERGY, L.L.C.

Date: February 11, 2011	By:	/s Steve McNinch
Steve McNinch
Chief Executive Officer/General Manager

Date: February 11, 2011	By:	/s/ Scott Foote
Scott Foote,
Principal Financial Officer