Form 10-Q
period 2011-03-31
WESTERN PLAINS ENERGY LLC
filed 2011-05-16
CIK 1161049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended:  March 31, 2011

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

As of May 13, 2011, 16,002 Class A Capital Units, 12,068 Class B Capital Units and 350 Class C Capital Units of the registrant were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,906,661	$5,313,931
Accounts receivable, net	9,120,427	6,821,011
Inventory, net	10,005,625	7,808,330
Prepaid expense	427,584	257,934
Commodities trading accounts - futures and options contracts	193,268	231,862
Total current assets	21,653,565	20,433,068

PROPERTY AND EQUIPMENT AT COST
Land	701,872	701,872
Land improvements	1,346,457	1,346,457
Manufacturing equipment	41,662,439	41,524,737
Buildings	3,058,597	3,011,442
Vehicles	1,333,648	589,648
Grain Handling and other Equipment	4,994,743	4,994,743
Office equipment, furniture, fixtures	195,682	191,437
Construction-in-progress	433,577	36,137
Spare parts	932,167	1,046,710
	54,659,181	53,443,183
Less: Accumulated depreciation	(43,486,517)	(41,122,166)
	11,172,664	12,321,018

OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Water rights	340,408	340,408
Loan origination fees, net	112,385	129,239
Financing fees, net	150,423	153,788
Covenant not to compete - WPT, net of amortization	241,776	—
Deposits	97,834	97,834
	32,942,826	32,721,269

TOTAL ASSETS	$65,769,056	$65,475,355

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,753,194	$7,383,874
Accrued interest	5,000	5,111
Total current liabilities	4,758,194	7,388,985

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 16,002 issued	10,910,140	10,910,140
Class B Capital Units, 12,068 issued	7,940,895	7,940,895
Class C Capital Units, 350 issued	250,000	250,000
Membership distributions	(98,888,700)	(90,362,700)
Accumulated comprehensive income	(1,771,350)	(2,170,494)
Retained earnings	110,569,877	99,518,528
Total members’ equity	29,010,862	26,086,370

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$65,769,056	$65,475,355

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE  AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2011	2010	2011	2010

REVENUE	$35,736,679	$23,156,723	$69,242,283	$49,825,922
COST OF SALES	29,084,759	19,298,620	54,982,376	37,825,356
GROSS PROFIT	6,651,920	3,858,103	14,259,907	12,000,566

EXPENSES
General and administrative expenses	669,687	689,718	1,221,506	1,341,246
Depreciation expense	602,149	1,646,773	2,364,351	3,273,686
Amortization expense	24,334	10,110	34,444	20,220
Total expenses	1,296,170	2,346,601	3,620,301	4,635,152

Income from operations	5,355,750	1,511,502	10,639,606	7,365,414

Other income (expense)
Interest from Industrial Development Revenue Bonds	280,000	280,000	560,000	560,000
Plant lease expense	(280,000)	(280,000)	(560,000)	(560,000)
Bioenergy incentive program income	—	—	374,079	148,999
Interest income	12,853	16,438	29,380	32,762
Other income (expense)	8,284	(87,177)	8,284	(87,177)

Total other income (expense)	21,137	(70,739)	411,743	94,584

NET INCOME	5,376,887	1,440,763	11,051,349	7,459,998

Other comprehensive income
Unrealized gain (loss) on grain hedging contracts	(251,525)	(208,720)	399,144	(390,808)

COMPREHENSIVE INCOME	$5,125,362	$1,232,043	$11,450,492	$7,069,190

NET INCOME PER UNIT BASIC AND DILUTED	$189.19	$50.70	$388.86	$262.49

WEIGHTED AVERAGE UNITS OUTSTANDING BASIC AND DILUTED	28,420	28,420	28,420	28,420

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

	2011	2010

OPERATING ACTIVITIES
Net income	$11,051,349	$7,459,998
Depreciation	2,364,351	3,273,686
Amortization	34,444	20,220
Conversion of unrealized gains (losses) on grain hedging contracts to realized gains (losses)	(160,657)	189,778
Changes in assets and liabilities
Accounts receivable	(2,299,416)	(368,345)
Accounts receivable - Government Subsidies	—	700,000
Inventory	(2,197,295)	(3,072,109)
Prepaid expenses	(169,650)	4,944
Accounts payable and accrued expenses	(2,630,680)	679,428
Accrued interest	(111)	(56)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,992,336	8,887,544

INVESTING ACTIVITIES
Purchase of property and equipment	(1,215,999)	(2,883,087)
Covenant not to compete - WPT	(256,000)	—
Investment in commodities trading accounts	(4,525,363)	(3,145,172)
Withdrawals from commodities trading accounts	5,123,756	2,383,943
NET CASH (USED IN) INVESTING ACTIVITIES	(873,606)	(3,644,316)

FINANCING ACTIVITIES
Member distributions	(8,526,000)	(11,794,300)
Payments on notes payable and line of credit	—	—
NET CASH (USED IN) FINANCING ACTIVITIES	(8,526,000)	(11,794,300)

NET (DECREASE) IN CASH	(3,407,270)	(6,551,072)

CASH - BEGINNING OF PERIOD	5,313,931	8,352,894

CASH - END OF PERIOD	$1,906,661	$1,801,822

The accompanying notes are an integral part of these financial statements.

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

(1)           Basis of Presentation

Western Plains Energy, L.L.C. (the “Company”) was organized under the laws of Kansas on July 10, 2001. Since inception, the Company has been engaged in the production and sale of fuel-grade ethanol and byproducts.

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) pursuant to Item 210 of Regulation S-X and Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In the opinion of management, the condensed balance sheets as of March 31, 2011 (unaudited) and September 30, 2010, the unaudited  condensed statements of operations for the three and six months ended March 31, 2011 and 2010, and the unaudited  condensed statements of cash flows for the  six months ended March 31, 2011 and 2010, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited financial statements. However, the results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Therefore, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting pronouncements included in the Company’s annual report on Form 10-K filed with the SEC on December 27, 2010. Except as disclosed herein, there were no material changes to the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K.

On December 3, 2010, the Company formed Western Plains Trucking, LLC in the State of Colorado to transport distillers’ grain, corn and milo, and other related products. On January 28, 2011, the Company, through its wholly-owned subsidiary, Western Plains Trucking, LLC, entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”), to acquire eight trucks and trailers for $1,000,000 cash from two entities owned by a member of the Company who also serves on the Board of Managers. The purchase price was based upon an independent third party appraisal and is considered fair and in the best interest of the members by the disinterested Members on the Board of Managers.  In addition, the member and his affiliated entities have agreed not to compete with the Company in delivering distillers grain for a period of three years following the date of sale.  The Company operates the trucking operation through the subsidiary and will use the assets acquired pursuant to the Purchase Agreement to deliver the Company’s distillers grain to purchasers and also to provide hauling services for hire to other local growers for grain and gravel.  Pursuant to the terms of the Purchase Agreement, the Company is obligated to offer the member or his affiliated entities a first right of refusal to purchase back the trucks and trailers, should the Company decide to sell them within five years from the date of sale.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Western Plains Trucking, LLC. All significant intercompany balances and transactions have been eliminated.

Certain amounts from the March 31, 2010 financial statements have been reclassified to conform to the current period presentation.

(2)           Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended March 31, 2011, as compared to the recent accounting pronouncements described in the annual report that are of material significance, or have potential material significance, to the Company.

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations,” effective for periods beginning on or after December 15, 2010. This amendment affects any public entity as defined by Topic 805, “Business Combinations,” that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination that occurred in the current period had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of ASU 2010-29 is not expected to have a material impact on the Company’s financial statements.

(3)           Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.  Inventory consists principally of raw material, work-in-process and finished goods.  Inventories at March 31, 2011 and September 30, 2010 consist of the following:

	March 31, 2011	September 30, 2010

Raw materials	$7,510,536	$6,031,517
Work-in-process	2,091,660	1,411,966
Finished goods	403,429	364,847
	$10,005,625	$7,808,330

(4)           Investments

Commodities trading accounts — futures and options contracts

The Company attempts to minimize the effects of changes in the price of agricultural commodities by using derivative instruments, including futures and options contracts, swap agreements and options to fix prices for a portion of grain and natural gas required in the production process.  The Company has designated, documented and assessed for hedge relationships, which primarily resulted in cash flow hedges that require the Company to record the derivative assets and liabilities at their fair market value on the balance sheet with an offset in other comprehensive income.  Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains and losses are recorded.  During the three and six month periods ended March 31, 2011, the Company has included in its cost of sales an aggregate of $173,953 and $160,657 in realized gains as compared to $191,013 and $189,778 in realized losses for the comparable periods ended March 31, 2010 related to its hedging activities in grain and energy futures contracts.

In the three and six months ended March 31, 2011, the Company recognized as comprehensive income unrealized losses of $251,525 and unrealized gains of $399,144, respectively, as compared to unrealized losses of $208,720 and $390,808, respectively, for the comparable periods ended March 31, 2010.  At March 31, 2011, the commodities trading account-futures and options contracts amounted to $193,268, which represents the lower of cost or market value of the futures and options contracts recorded on the balance sheet.

(5)           Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that has and will provide property tax savings for 10 years on the plant site. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1st and September 1st.  This interest income is directly offset by the lease payments due on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest amounts since they offset; however, they are recorded for accounting purposes.  Both the bonds and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the industrial revenue bonds for the six month periods ended March 31, 2011 and 2010 was $560,000.  This amount is equal to the lease expense of the plant.

(6)           Distribution to Members

During the quarterly periods ended March 31, 2011 and December 31, 2010, the Company made cash distributions to its members of $5,684,000 and $2,842,000, respectively, aggregating $8,526,000.  The distributions were made in accordance with the terms of its Operating Agreement.

(7)           Subsequent Events

On April 19, 2011, the Board of Managers declared a distribution to its members of $120 per unit for an aggregate of $3,410,400 based on the Company’s performance during the second quarter of fiscal 2011 payable on May 13, 2011 to members of record as of April 29, 2011.  The distribution was made in accordance with the terms of the Company’s Operating Agreement and covenants with AgCountry Farm Credit Services, the Company’s primary lender.

On April 19, 2011, the Company executed the Second Amendment to its Ethanol Marketing and Services Agreement with POET Ethanol Products, the Company’s ethanol marketer.  The amendment extended the term of the agreement to February 9, 2017 and modified the marketing fees due under the agreement by subjecting the 1% net-back sales price per gallon payable to POET Ethanol Products to a minimum rate of $.0135 per gallon and a maximum rate of $.0185 per gallon for the fees.  The new terms became effective May 1, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following narrative describes the results of operations for Western Plains Energy, L.L.C. (“we”, “our” or the “Company”) for the three and six month periods ended March 31, 2011, which we refer to as the second quarter and first six months of fiscal 2011, respectively, and compares those results to the comparable periods ended March 31, 2010.  It also discusses our financial condition at March 31, 2011 and compares it to our financial condition at fiscal year end September 30, 2010.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2010, including the audited financial statements and notes included therein.  The condensed financial statements included in this report, including our balance sheet at March 31, 2011, the statement of income and comprehensive income for the three and six months ended March 31, 2011 and 2010, and our statement of cash flows for the six months ended March 31, 2011 and 2010 are unaudited.

Results of Operations

Overview. The following table highlights certain of our operating results for the three and six month periods ended March 31, 2011 and 2010:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010

Revenue	$35,736,679	$23,156,723	$69,242,283	$49,825,922
Income from operations	5,355,750	1,511,502	10,639,606	7,365,414
Other income (expense)	21,137	(70,739)	411,743	94,584
Net income	5,376,887	1,440,763	11,051,349	7,459,998
Comprehensive income	5,125,362	1,232,043	11,450,492	7,069,190
Net income per unit	$189.19	$50.70	$388.86	$262.49

Our operating results improved significantly for the second quarter and first six months of fiscal 2011 compared to the comparable periods of fiscal 2010, primarily as a result of an increase in the price and quantity of ethanol sold.  However, our improved financial performance was tempered somewhat by a 53.4% increase in the price of grain used to make ethanol during the first six months of fiscal 2011 as compared to fiscal 2010.  Adding to our improved results for the second quarter and first six months of fiscal 2011, our depreciation expense in the second quarter of fiscal 2011 decreased significantly as a result of a substantial amount of our processing equipment becoming fully depreciated in January of 2011.  For the second quarter of fiscal 2011, we reported net income of $5,376,887 on revenue of $35,736,679, compared to net income of $1,440,763 on revenue of $23,156,723 for the same period in fiscal 2010.  Gross profit for the second quarter of fiscal 2011 was $6,651,920, or 18.6% of revenue, compared to $3,858,103, or 16.7% of revenue, for the same period in fiscal 2010.

For the first six months of fiscal 2011, we reported net income of $11,051,349 on revenue of $69,242,283 compared to net income of $7,459,988 on revenue of $49,825,922 for the same period in fiscal 2010.  Gross profit for the first six months of fiscal 2011 was $14,259,907, or 20.6% of revenue compared to $12,000,566, or 24.1% of revenue, for the same period in fiscal 2010.

During the second quarter of fiscal 2011, grain prices increased significantly, while the average price received for ethanol increased modestly.  The increase in grain prices during the second quarter of fiscal 2011 caused a corresponding increase in the average price received for distillers’ grain, our by-product.  Production and sales of our ethanol each increased in the second quarter of fiscal 2011 as compared to the same period of fiscal 2010.

The ethanol market is currently experiencing a favorable spread between the price of ethanol and the price of gasoline.  As a result of high gasoline prices, discretionary blending of gasoline with ethanol has increased, which in turn has increased domestic demand for ethanol and provided price support.  So long as the price of gasoline remains high in the foreseeable future, we expect higher demand for ethanol to continue.

Revenue.  Revenue for the second quarter of fiscal 2011 increased 54.3% from the comparable period of fiscal 2010. This increase is attributable to an increase in the average price received for our ethanol and a moderate increase in the production and quantity sold. The average price we received for ethanol sold increased 41%, and we sold 5.7% more ethanol in the second quarter of fiscal 2011 from the comparable period of fiscal 2010 due to a favorable price of ethanol as compared to gasoline.  We anticipate the price differential of gasoline to ethanol will remain at favorable levels through the end of fiscal 2011.  In addition to the increase in ethanol prices, the average price we received for our distillers grain increased 72.4% for the second quarter as compared to the second quarter of fiscal 2010, which also contributed to our increase in revenue for the period.

Revenue for the first six months of fiscal 2011 increased approximately 39% as compared to fiscal 2010. This increase is primarily attributable to an increase in the average price received for ethanol and distillers grain of 25.9% and 59.6%, respectively, during fiscal 2011 as compared to fiscal 2010.  In addition, we sold 6.6% more ethanol during the six months of fiscal 2011 as compared to the respective period of fiscal 2010. This reflects the higher quality of feedstock received and favorable prices of ethanol compared to gasoline during the six months of fiscal 2011 as compared to fiscal 2010, resulting in an increase in production of ethanol of 5.8%.  The average price we received for ethanol was 25.9% higher during the first six months of fiscal 2011 compared to the same period of fiscal 2010.  The average price we received for our distillers grain increased 59.6% for the first six months of fiscal 2011 compared to the same period of fiscal 2010.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenue for the second quarter of fiscal 2011 totaled 81.4%. This compares to cost of goods sold during the same period of fiscal 2010 of 83.3%.  With the recent volatility in commodities prices, it is difficult to predict how grain prices will trend for the remainder of the current fiscal year.

Our cost of goods sold as a percentage of revenue for the first six months of fiscal 2011 totaled 79.4% compared to cost of goods sold during the same period of fiscal 2010 of 75.9%.

The decrease in cost of goods sold as a percentage of revenue during the second quarter of fiscal 2011 is primarily attributable to the increase in the price received for our ethanol and distillers grain, which was tempered by the increase in the price paid for the grain used in production during the second quarter of fiscal 2011. Conversely, the increase in cost of goods sold as a percentage of revenue during the first six months of fiscal 2011 compared to the same period of fiscal 2010 is the result of a lag between the rate of increase in the price of ethanol behind the rate of increase in the cost of grain during the first quarter of fiscal 2011.

Our average grain cost (net of hedging activities) for the second quarter of fiscal 2011 increased 72.4% as compared to the average grain cost in the comparable period of 2010, and increased 59.6% for the first six months of fiscal 2011, as compared to the same period in fiscal 2010. This dramatic increase in the cost of grain is primarily due to the diminishing inventory of corn in the United States and other countries and the steady global demand for grain. We do not expect grain prices to decrease measurably prior to the fall harvest.

Our natural gas costs for the first six months of fiscal 2011 were 13.6% lower than the same period of fiscal 2010 due to lower prices from weak demand and abundant supply of natural gas for the first six months of fiscal 2011. For the second quarter and first six months of fiscal 2011, natural gas (net of hedging activities) represented approximately 3.7% of our cost of goods sold as compared to 7.6% and 6.2%, respectively, for fiscal 2010. Energy hedge realized gains for the second quarter and first six months of fiscal 2010 were nil and $13,460, respectively, as compared to realized losses of $119,360 and $53,960 for the same respective periods of fiscal 2010.

General and Administrative Expenses. General and administrative expenses decreased 2.9% and 8.9% for the second quarter and first six months of fiscal 2011, respectively, compared to the same periods of fiscal 2010.  The most significant components related to the decrease in administrative expenses are property taxes, public relations, and insurance.  Property tax expense decreased 6.4% and 32.5%, public relations advertising decreased 63.7% and 41.9%, and insurance decreased 24.9% and 17.9% for the second quarter and first six months of fiscal 2011, respectively, as compared to the corresponding periods of fiscal 2010.  Property tax expense decreased primarily due to a credit adjustment to accrued taxes during the first quarter of fiscal 2011 when we actually received the tax bills for calendar year 2010.  Public relations expense decreased during fiscal 2011, reflecting a slight decrease in radio advertising contracts as compared to fiscal 2010.  Insurance expense decreased as a result of our participation in a group insurance pool with over 50 other ethanol plants which has experienced a favorable loss ratio which in turn reduced premiums. These decreases were tempered somewhat by a 56.7% and 33.6% increase in professional fees for the second quarter and first six months of fiscal 2011, respectively, as compared to the corresponding periods of fiscal 2010. The increase in professional fees during fiscal 2011 was primarily legal fees related to our efforts to deregister as a publicly reporting company.

Depreciation.  Depreciation during the second quarter and first six months of fiscal 2011 decreased 63.4% and 28.5%, respectively, from the comparable periods of fiscal 2010. This decrease is a consequence of a major portion of the original processing equipment put in production in January of 2004 becoming fully depreciated for book purposes in the second quarter of fiscal 2011.

Other Income (Expense).The information below summarizes the significant increases (decreases) in items of other income and expense for the second quarter and first six months of fiscal 2011 as compared to the same periods ending March 31, 2010:

	Increase (Decrease) for the Periods Ended March 31, 2011 Compared to March 31, 2010
	3 Months	6 Months
Income from grants and subsidies	$—	$225,080
Interest Expense	—	—
Interest Income	(3,585)	(3,382)
Miscellaneous Income/Expense	95,461	95,461

The increase in income from grants and subsidies for the first six months of fiscal 2011 is attributable to our eligibility to receive payments from the Advanced Biofuel Payment Program administered by the United States Department of Agriculture, Rural Development. We qualified for this program by utilizing grain sorghum in the ethanol production process. We received a third payment of $374,079 which relates to production during the 2009 fiscal year in December of 2010.  This amount was recorded as income in the first quarter of fiscal 2011. The first payment of $848,999 from the program was received in December of 2009, of which $700,000 was accrued as income in fiscal 2009 leaving the balance of $148,999 recorded as income in the first quarter of fiscal 2010.

The decrease in interest income for the three and six months ended March 31, 2011 reflect a smaller average cash balance on deposit as well as lower interest rates compared to related periods in fiscal 2010.

The increase in miscellaneous income and expense during the second quarter and first six months of fiscal 2011, as compared to the same periods of fiscal 2010, is primarily due to expensing the insurance deductible of $100,000 we paid in connection with a claim for damage to our dry distillers grain building, inventory and equipment from a fire occurring in fiscal 2010.

During the second quarter of fiscal 2011, we reported $251,525 of unrealized losses on hedging contracts as compared to unrealized losses of $208,720 for the same period in fiscal 2010.

During the first six months of fiscal 2011, we reported $399,144 of unrealized gains on hedging contracts as compared to unrealized losses of $390,808 for the same period in fiscal 2010.

Net income. Net income for the second quarter of fiscal 2011 increased $3,936,124, or 273.2%, from the comparable period of fiscal 2010. Net income for the first six months of fiscal 2011 increased $3,591,351, or 48.1%, from the comparable period of fiscal 2010. We attribute this increase to the following factors:

•                                          An increase in the average price received for ethanol;

•                                          An increase in overall sales of ethanol;

•                                          An increase in the average price received for our distillers grain; and

•                                          A decrease in depreciation expense for the second quarter of fiscal 2011 of 63.4% compared to the second quarter of fiscal 2010.

Liquidity and Capital Resources

Overview. The following table highlights certain information relating to our liquidity and capital resources at March 31, 2011 and September 30, 2010:

	March 31, 2011	September 30, 2010
Working Capital	$16,562,038	$13,044,083
Current Assets	21,820,232	20,433,068
Current Liabilities	5,258,194	7,388,985
Members’ Equity	29,010,862	26,086,370

Our working capital at March 31, 2011 increased $3,517,955, or 27.0%, from fiscal year-end September 30, 2010. This increase is primarily attributable to a higher profit margin and increased value of grain inventory during fiscal 2011.  In addition, our balance of accounts payable for grain contracts decreased from September 30, 2010 to March 31, 2011. Our current ratio, representing current assets divided by current liabilities, was 4.15:1 at March 31, 2011, compared to 2.77:1 at September 30, 2010.

Working Capital. Current assets increased 6.8% from fiscal year end September 30, 2010 to March 31, 2011. This increase is primarily due to a 33.7% increase in accounts receivable and a 28.1% increase in the value of grain inventory.  This was partially offset by a 64.1% decrease in cash on deposit. The increase in accounts receivable and inventory were a result of higher prices for ethanol, distillers grain and the cost of grain.  Cash on deposit decreased primarily due to distributions to members and payment of grain contracts during fiscal 2011.  We maintain a line of credit of $8,000,000 to finance short-term working capital requirements. At March 31, 2011 and September 30, 2010, there was no outstanding balance on this line of credit.

Cash Flow. The amount of cash generated by operating activities was $5,978,112 for the first six months of fiscal 2011 compared to $8,887,544 for the comparable period of fiscal 2010, representing a decrease of $2,909,432, or 32.7%. The primary contributing factors for this decrease were the dramatic increase in the cost of grain contracts paid during the period and an increase in accounts receivable for the first six months of fiscal 2011, as compared to the same period of fiscal 2010.  Higher net income added to cash generated during fiscal 2011, which tempered the overall decrease in cash generated by operations during the first six months of fiscal 2011, as compared to the respective period of fiscal 2010.

The amount of cash used in investing activities was $859,382 for the first six months of fiscal 2011 compared to $3,644,316 during the comparable period in fiscal 2010, a decrease of $2,784,934, or 76%. Withdrawals from commodity accounts, net of investments, for the first six months of fiscal 2011 was $598,393, as compared to $761,229 invested in commodity accounts, net of withdrawals, for the six months of fiscal 2010.  We have decreased the exposure in the commodity markets during fiscal 2011 due to the instability of the markets.  This has reduced margin calls during the first six months of fiscal 2011 when compared to the same period of fiscal 2010.  Investment in property and equipment for the first six months of fiscal 2011 was $1,457,775, as compared to $2,883,087 for the comparable period in fiscal 2010.

The amount of cash used in financing activities decreased by $3,268,300, or 27.7%, during the first six months of fiscal 2011 compared to the same period in fiscal 2010.  This decrease was a result of distributions to members in fiscal 2011 of $8,526,000, as compared to $11,794,300 during the same respective period of fiscal 2010.

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

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. For example, it is likely and we would generally expect that a 10% increase in the cash price of grain and natural gas would produce an increase in the fair value of our derivative instruments equal to approximately $19,327 based on our positions at March 31, 2011.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of March 31, 2011, the fair value of our derivative instruments for grain and natural gas is an asset in the amount of $193,268. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected grain usage is approximately 18.2 million bushels per year for the production of 51 million gallons of ethanol. We have procured approximately 80% of the remaining estimated grain requirements through basis contracts.  At this time, due to the extreme volatility in the market, we have elected to not fix price these contracts

As we move forward, additional protection may be necessary. As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. As we move forward, additional price protection may be required to solidify our margins into fiscal year 2011. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas. This purchase agreement fixes the price at which we purchase natural gas. We estimate that we have forward contracts in place for approximately 16% of our natural gas needs through September 2011.  We instead have elected to price the gas on a monthly basis through our volume contracts with the pipeline companies.  We anticipate natural gas prices to remain relatively flat for the remainder of fiscal 2011 due to high inventory levels and a decrease in demand nationwide.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of March 31, 2011 and March 31, 2010 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
March 31, 2011	$193,268	$19,327
March 31, 2010	$231,862	$23,186

Item 4.  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of March 31, 2011, under the supervision and with the participation of our Chief Executive Officer, Chief Accounting Officer, and our Audit Committee, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC.

(b) No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 6.  Exhibits

(a)	Exhibits

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steven R. McNinch.

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ronald Blaesi.

	32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven R. McNinch and Ronald Blaesi.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN PLAINS ENERGY, L.L.C.

Date: May 16, 2011	By:	/s/ Steven R. McNinch
Steven R. McNinch
Chief Executive Officer/General Manager

Date: May 16, 2011	By:	/s/ Ronald Blaesi
Ronald Blaesi
Principal Financial Officer