Form 10-Q
period 2011-06-30
WESTERN PLAINS ENERGY LLC
filed 2011-08-15
CIK 1161049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: June 30, 2011

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

As of August 12, 2011, 16,002 Class A Capital Units, 12,068 Class B Capital Units and 350 Class C Capital Units of the registrant were outstanding.

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

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$3,350,194	$5,313,931
Accounts receivable	6,916,416	6,821,011
Accounts receivable - government subsidies	—	—
Inventory	10,403,307	7,808,330
Prepaid expense	354,464	257,934
Commodities trading accounts - futures and options contracts	496,056	231,862
Total current assets	21,520,436	20,433,068

PROPERTY AND EQUIPMENT
Land	701,872	701,872
Land improvements	1,346,457	1,346,457
Manufacturing equipment	41,692,731	41,524,737
Buildings	3,058,597	3,011,442
Vehicles	1,346,719	589,648
Office equipment, furniture, fixtures	195,682	191,437
Grain Handling and other Equipment	4,994,743	4,994,743
Spare parts	932,167	1,046,710
Construction-in-progress	679,055	36,137
	54,948,023	53,443,183
Less: Accumulated depreciation	(44,118,668)	(41,122,166)
	10,829,355	12,321,018
OTHER ASSETS
Investment in Industrial Development Revenue Bonds	32,000,000	32,000,000
Water rights	340,408	340,408
Loan origination fees, net	103,958	129,239
Financing fees, net	148,740	153,788
Covenant not to compete - WPT, net of amortization	220,440	—
Deposits	97,834	97,834
	32,911,380	32,721,269

TOTAL ASSETS	$65,261,170	$65,475,355

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,857,239	$7,383,874
Accrued interest	—	5,111
Total current liabilities	4,857,239	7,388,985

LEASE OBLIGATION	32,000,000	32,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Capital Units, 16,002 issued	10,910,140	10,910,140
Class B Capital Units, 12,068 issued	7,940,895	7,940,895
Class C Capital Units, 350 issued	250,000	250,000
Membership distributions	(102,299,100)	(90,362,700)
Accumulated comprehensive income (loss)	(1,557,300)	(2,170,494)
Retained earnings	113,159,296	99,518,528
Total members’ equity	28,403,931	26,086,370

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$65,261,170	$65,475,355

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010

REVENUE	$39,055,745	$21,039,084	$108,298,028	$70,865,006
COST OF SALES	35,108,905	18,408,251	90,091,281	56,233,607
GROSS PROFIT	3,946,840	2,630,833	18,206,748	14,631,399

EXPENSES
General and administrative expenses	697,294	575,807	1,918,800	1,917,053
Depreciation expense	632,151	1,702,322	2,996,502	4,976,008
Amortization expense	31,446	10,110	65,890	30,330
Total expenses	1,360,891	2,288,239	4,981,192	6,923,391

Income from operations	2,585,949	342,594	13,225,555	7,708,008

Other income (expense)
Interest expense	—	—	—	—
Interest from Industrial Development Revenue Bonds	280,000	280,000	840,000	840,000
Plant lease expense	(280,000)	(280,000)	(840,000)	(840,000)
Bioenergy incentive program income	—	—	374,079	148,999
Interest income	4,520	3,513	33,900	36,275
Other income (expense)	(1,050)	7,825	7,234	(79,352)

Total other income	3,470	11,338	415,213	105,922

NET INCOME	$2,589,419	$353,932	$13,640,768	$7,813,930

Other comprehensive income
Unrealized gain (loss) on grain hedging contracts	214,050	(58,661)	613,194	(449,469)

COMPREHENSIVE INCOME	$2,803,470	$295,271	$14,253,962	$7,364,461

NET INCOME PER UNIT
BASIC AND DILUTED	$91.11	$12.45	$479.97	$274.94

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC AND DILUTED	28,420	28,420	28,420	28,420

WESTERN PLAINS ENERGY, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	2011	2010

OPERATING ACTIVITIES
Net income	$13,640,768	$7,813,929
Depreciation	2,996,502	4,976,008
Amortization	65,890	30,330
Conversion of unrealized gains (losses) on grain hedging contracts to realized gains(losses)	(147,461)	193,182
Changes in assets and liabilities
Accounts receivable	(95,405)	(614,274)
Accounts receivable - Government Subsidies	—	700,000
Inventory	(2,594,977)	(3,297,809)
Prepaid expenses	(96,530)	86,408
Accounts payable and accrued expenses	(2,526,636)	604,355
Accrued interest	(5,111)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,237,042	10,492,130

INVESTING ACTIVITIES
Purchase of property and equipment	(1,504,840)	(3,267,143)
Covenant not to compete — WPT	(256,000)	—
Investment in commodities trading accounts	(5,773,054)	(3,776,540)
Withdrawals from commodities trading accounts	6,269,515	3,121,461
NET CASH (USED IN) INVESTING ACTIVITIES	(1,264,379)	(3,922,222)

FINANCING ACTIVITIES
Member distributions	(11,936,400)	(13,641,600)
Proceeds from notes payable and line of credit	—	—
Payments on notes payable and line of credit	—	—
NET CASH (USED IN) FINANCING ACTIVITIES	(11,936,400)	(13,641,600)

NET (DECREASE) IN CASH	(1,963,737)	(7,071,692)

CASH - BEGINNING OF PERIOD	5,313,931	8,352,894

CASH - END OF PERIOD	$3,350,194	$1,281,202

WESTERN PLAINS ENERGY, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

(1)           Basis of Presentation

Western Plains Energy, L.L.C. (the “Company”) was organized under the laws of Kansas on July 10, 2001. Since inception, the Company has been engaged in the production and sale of fuel-grade ethanol and byproducts.

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) pursuant to Item 210 of Regulation S-X in compliance with the rules of the Securities and Exchange Commission (the  “SEC”),  for interim financial information.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In the opinion of management, the balance sheets as of June 30, 2011 (unaudited) and September 30, 2010, the unaudited  statements of operations for the three and nine months ended June 30, 2011 and 2010, and the unaudited  statements of cash flows for the  nine months ended June 30, 2011 and 2010, contained herein, reflect all adjustments (consisting solely of normal recurring items) considered necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited financial statements. However, the results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year. Therefore, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting pronouncements included in the Company’s annual report on Form 10-K filed with the SEC on December 27, 2010. Except as disclosed herein, there were no material changes to the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K.

On December 3, 2010, the Company formed Western Plains Trucking, LLC in the State of Colorado to transport distillers’ grain, corn and milo, and other related products. On January 28, 2011, the Company, through its wholly-owned subsidiary, Western Plains Trucking, LLC, entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”), to acquire eight trucks and trailers for $1,000,000 cash from two entities owned by a member of the Company who also serves on the Board of Managers. The purchase price was based upon an independent third party appraisal and is considered fair and in the best interest of the members by the disinterested members of the Board of Managers.  In addition, the member and his affiliated entities have agreed not to compete with the Company in delivering distillers grain for a period of three years following the date of sale.  The Company operates the trucking operation through the subsidiary and will use the assets acquired pursuant to the Purchase Agreement to deliver the Company’s distillers grain to purchasers and also to provide hauling services for hire to other local growers for grain and gravel.  Pursuant to the terms of the Purchase Agreement, the Company is obligated to offer the member or his affiliated entities a first right of refusal to repurchase the trucks and trailers, should the Company decide to sell them within five years from the date of sale.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Western Plains Trucking, LLC. All significant intercompany balances and transactions have been eliminated. Certain amounts from the June 30, 2010 financial statements have been reclassified to conform with the current period presentation.

(2)           Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended June 30, 2011, as compared to the recent accounting pronouncements described in the annual report that are of material significance, or have potential material significance, to the Company.

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

Inventories at June 30, 2011 and September 30, 2010 consist of the following:

	June 30, 2011	September 30, 2010
Raw material	$7,633,745	$6,031,517
Work-in-process	2,061,561	1,411,966
Finished goods	708,001	364,847
	$10,403,307	$7,808,330

(4)           Investments

Commodities trading accounts — futures and options contracts

The Company attempts to minimize the effects of fluctuations in the price of agricultural commodities by using derivative instruments, including futures and options contracts, swap agreements and options to fix prices for a portion of grain and natural gas required in the production process.  The Company has designated, documented and assessed for hedge relationships, which primarily resulted in cash flow hedges that require the Company to record the derivative assets and liabilities at their fair market value on the balance sheet with an offset in the other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains and losses are recorded.  During the three and nine month periods ended June 30, 2011, the Company has included in its cost of sales an aggregate of $13,213 in realized losses and $94,442 in realized gains, respectively, as compared to $57,804 and $247,583 in realized losses for the comparable periods ended June 30, 2010 related to its hedging activities in grain and energy futures contracts.

In the three and nine months ended June 30, 2011, unrealized gains recognized as comprehensive income were $214,050 and $613,194, respectively, as compared to unrealized losses of $58,661 and $449,469 for the comparable periods ended June 30, 2010. At June 30, 2011, the commodities trading account-futures and options contracts amounted to $496,056, which represents the lower of cost or market value of the futures and options contracts recorded on the balance sheet.

.

(5)           Sale/Leaseback Transaction

On October 3, 2003, the Company completed an industrial revenue bond financing with Gove County, Kansas that is intended to provide property tax savings for 10 years on the plant site. The principal amount of the bonds is $32,000,000. The Company, as holder of the industrial revenue bonds, is due interest at 3.5% per annum with interest payable semi-annually on March 1 and September 1.  This interest income is directly offset by the lease payments on the plant.  The Company and Gove County have agreed to waive the payment of both the lease payments and the interest amounts since they offset; they are recorded, however, for accounting purposes.  Both the bonds and the corresponding lease have terms of 30 years.  The lease qualifies as a capital lease. Interest income recognized on the industrial revenue bonds for the nine month period ended June 30, 2011 and 2010 was $840,000.  This amount is equal to the lease expense of the plant.

(6)           Distribution to Members

During the three months ended June 30, 2011, the Company made cash distributions to its members of $3,410,400 as compared to $1,136,800 for the same period of fiscal 2010. In aggregate, the Company made cash distributions of $11,936,400 and $13,641,600 during the first nine months of fiscal 2011 and 2010, respectively, in accordance with the terms of its Operating Agreement.

(7)           Subsequent Events

On July 22, 2011, the Board of Managers declared a distribution to its members of $60 per unit ($1,705,200 in aggregate) based on the financial performance in the Company’s third fiscal quarter of 2011, in accordance with the terms of the Company’s Operating Agreement and covenants with AgCountry Farm Credit Services, the Company’s primary lender. The distribution is payable on August 12, 2011 to members of record on August 1, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following narrative describes the financial condition of Western Plains Energy, L.L.C. (“we”, “our” or the “Company”) at June 30, 2011 and compares it to our financial condition at fiscal year-end September 30, 2010.  It also discusses our results of operations for the three month period ended June 30, 2011, which we refer to as the third quarter of fiscal 2011, and the first nine months of fiscal 2011, respectively, and compares those results to the comparable periods ended June 30, 2010.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2010, including the audited financial statements and notes included therein.

Results of Operations

Overview.  The following table highlights certain of our operating results for the third quarter and the first nine months of fiscal 2011 and the comparable periods of fiscal 2010:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenue	$39,055,745	$21,039,084	$108,298,028	$70,865,006
Income from operations	2,585,949	342,594	13,225,555	7,708,008
Other income	3,470	11,338	415,213	105,922
Net income	2,589,419	353,932	13,640,768	7,813,930
Comprehensive income	2,803,470	295,271	14,253,962	7,364,461
Net income per unit	$91	$12	$480	$275

Our income from operations increased substantially for the third quarter as well as for the first nine months of fiscal 2011, compared to the same periods of fiscal 2010.  Although the cost of our feedstock increased dramatically during the three and nine months ended June 30, 2011 as compared to the same periods of fiscal 2010, the prices received for our ethanol and distillers grain were also substantially higher during fiscal 2011 as compared to fiscal 2010, reflecting a stronger demand for ethanol and distillers grain during fiscal 2011 than occurred during fiscal 2010.

For the third quarter of fiscal 2011, we reported net income of $2,589,419 on revenue of $39,055,745 as compared to net income of $353,932 on revenue of $21,039,084 for the same period in fiscal 2010. Gross profit for the third quarter of fiscal 2011 was $3,946,840, compared to $2,630,833 for the same period in fiscal 2010. Gross profit was 10.1% of revenue for the third quarter of fiscal 2011, as compared to 12.5% for the same period in fiscal 2010.

For the first nine months of fiscal 2011, we reported net income of $13,640,768 on revenue of $108,298,028 as compared to net income of $7,813,930 on revenue of $70,865,006 for the same period in fiscal 2010. The gross profit for the first nine months of fiscal 2011 was $18,206,748, or 16.8%, compared to $14,631,399, or 20.7%, for the same period in fiscal 2010.

Net income.  Net income for the third quarter of fiscal 2011 increased $2,235,487 or 631.6% from the comparable period of fiscal 2010. Net income for the first nine months of fiscal 2011 increased $5,826,838 or 74.5% from the comparable period of fiscal 2010. The primary factor affecting the increase in net income during fiscal 2011 as compared to fiscal 2010 was the increase in market price for ethanol and distillers grain. This increase was tempered by the increase in the cost of grain used in production during fiscal 2011, as compared to fiscal 2010. The average price received for ethanol sold was 74.1% and 35.5% greater during the three and nine months ended June 30, 2011, respectively, than in the comparable periods of fiscal 2010. Conversely, the average price paid for grain was 108.1%  and 69.7% greater during the three and nine months ended June 30, 2011, respectively, than the comparable periods of fiscal 2010.

In addition to these factors, our production increased slightly, while our use of natural gas decreased slightly during the three and nine months ended June 30, 2011, as compared to the same periods of fiscal 2010, reflecting ongoing technological improvements integrated in our production process. We produced 1.8% and 4.5% more ethanol during the third quarter and first nine months of fiscal 2011, respectively, as compared to the same periods of fiscal 2010.

Revenue. Revenue for the third quarter of fiscal 2011 increased 85.6% from the comparable period of fiscal 2010. Revenue for the first nine months of fiscal 2011 increased 52.8% compared to the same period of fiscal 2010. This increase is attributable to the increase in market prices for ethanol and distillers grain in fiscal 2011 as compared to fiscal 2010. The primary factors contributing to the increase in these prices are the continued weakness in the dollar, and the general tracking of ethanol and distillers grain prices with the market price of grain.

Roughly 93% of our estimated production of ethanol has been contracted to be sold through our fourth quarter of fiscal 2011.  To the extent that our hedging strategy for ethanol proves inaccurate in any material respect, our future revenue could be adversely affected.  Hedging strategies become more difficult to employ the farther into the future we attempt to mitigate our market risk for ethanol prices.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenue for the third quarter of fiscal 2011 totaled 89.9%. This compares to cost of goods sold during the same period of fiscal 2010 of 87.5%.  Our cost of goods sold as a percentage of revenue for the first nine months of fiscal 2011 totaled 83.2% compared to 79.4% during the same period of fiscal 2010.

The modest increase in cost of goods sold as a percentage of revenue during the third quarter of fiscal 2011 as compared to the third quarter on fiscal 2010 is primarily attributable to the increase in the cost of grain, chemicals, and supplies used in the production process, and costs of  a research and development project during fiscal 2011 as compared to fiscal 2010. This was partially offset by an increase in the price received from the sale of ethanol and distillers grain during the three and nine months ended June 30, 2011, as compared to 2010. The average cost of grain increased 108.1% and 69.7%, respectively, while the price received for ethanol increased 74.1% and 35.5% for the three and nine months ended June 30, 2011, respectively, compared to the same periods of fiscal 2010. During the third quarter of fiscal 2011, natural gas expense (net of hedging activities) decreased approximately 8.1% as compared to the comparable period of fiscal 2010. For the nine months ended June 30, 2011, natural gas expenses (net of hedging activities) decreased 11.7% compared to fiscal 2010.  Energy hedge gains realized for the third quarter and first nine months of fiscal 2011 were $0 and $13,460, respectively, as compared to realized losses of $182,700 and $236,660 for the same periods of fiscal 2010. The company has elected not to employ any swap or other hedge price protection for natural gas for at least the next six months due to the low price and demand for natural gas we are currently experiencing.

General and Administrative Expenses. General and administrative expenses increased 21.1% for the third quarter of fiscal 2011 compared to third quarter of fiscal 2010, while remaining essentially constant for the first nine months of fiscal 2011 compared to 2010.  The primary component responsible for the increase during the third quarter of fiscal 2011, as compared to fiscal 2010, is professional fees related to the process of de-registration with the Security and Exchange Commission, and the initial professional fees incurred in attaining government approval and partial funding for a proposed anaerobic digester project.  The anaerobic digester, if pursued to its conclusion, is designed to convert biologic waste into methane fuel, which we believe can be used in our production process, producing significant savings in our cost of goods sold.

Depreciation. Depreciation during the third quarter of fiscal 2011 decreased $1,070,171 or approximately 65.1% from the comparable period of fiscal 2010, reflecting the fully depreciated values of the original process equipment for the plant occurring in January 2011.  Depreciation during the first nine months of fiscal 2011 decreased $1,979,506 or 39.8% from the comparable period of fiscal 2010, also reflecting the fully depreciated process equipment. Overall, total expenses decreased $927,348 or 40.5% in the third quarter and $1,942,199 or 28.1% for the nine months of fiscal 2011 to the comparable periods of 2010, primarily due to process equipment with a depreciable life of 7 years becoming fully depreciated in January of 2011.

Other Income (Expense).  The information below summarizes the significant increases (decreases) in items of other income and expense for the third quarter and first nine months of fiscal 2011 as compared to the same periods of fiscal 2010:

	Increase (Decrease) for the Periods Ended June 30, 2011 Compared to June 30, 2010
	Three Months	Nine Months
Income from grants and subsidies	$—	$225,080
Interest income	1,007	(2,375)
Other income /expense	(8,875)	86,586

Income derived from the USDA Rural Development 9005 Program was received and recorded as income for the nine months ended June 30, 2010; however, due to the uncertainty of the number of producers participating in the program it is almost impossible to estimate an accurate accounts receivable amount to accrue for the current fiscal period. The Company will likely know in August 2011 its share of program funds earned and to be distributed under the 2010 program.

Interest income increased for the three months and decreased for the nine months ended June 30, 2011 as a result of higher average cash balance on deposit during the third quarter of fiscal 2011 and lower average balances during the first two quarters of fiscal 2011, as compared to the same periods of fiscal 2010.  Other expense decreased $86,586 during the first nine months of fiscal 2011, when compared to the related period of fiscal 2010, primarily as a result of a $100,000 deductible paid by us under our casualty insurance claim related to fire damage to our DDG building , filed during fiscal 2010 but not repeated in the 2011 period.

Gain (Loss) on Hedging Activities.  During the third quarter of fiscal 2011, we reported $214,050 of unrealized gains on hedging contracts as compared to unrealized losses of $58,661 for the same period in fiscal 2010.  During the first nine months of fiscal 2011, we reported $613,194 of unrealized gains on hedging contracts as compared to unrealized losses of $449,469 for the same period in fiscal 2010.  Consequently, comprehensive income for the third quarter of fiscal 2011 increased 849.5% from the same period of fiscal 2010.  This increase is mainly due to the increase in the market value of ethanol and distillers grain, and the increase in unrealized gains on grain and natural gas contracts realized during the third quarter of 2011.

Liquidity and Capital Resources

Overview. The following table highlights certain information relating to our liquidity and capital resources at June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
Working Capital	$16,663,197	$13,044,083
Current Assets	21,520,436	20,433,068
Current Liabilities	4,857,239	7,388,985
Long-term Debt	0	0
Members’ Equity	28,403,931	26,086,370

Our working capital at June 30, 2011 increased 27.8% from year-end September 30, 2010. This increase is primarily attributable to a 33.2% increase in inventory value and a 34.3% reduction in accounts payable at June 30, 2011, as compared to September 30, 2010. This decrease was tempered somewhat by the decrease in cash on deposit at June 30, 2011, as compared to September 30, 2010.

Working Capital. Current assets increased 5.3% from fiscal year end September 30, 2010 to June 30, 2011. The increase during the first nine months of fiscal 2011 is primarily due to an increase in accounts receivable of $95,405, an increase in the value of inventory of $2,594,977, an increase in prepaid expenses of $96,530, and an increase in the value of commodity trading accounts of $264,194. These increases were partially offset by a decrease of $1,963,737 in cash on deposit. Current liabilities decreased $2,531,746 primarily due to a decrease in accounts payable for grain purchased from local farmers during harvest. These contracts were paid prior to June 30, 2011. The value of inventory at June 30, 2011 increased significantly from September 30, 2010 primarily due to a 65% and 56% increase in the price of grain and ethanol, respectively, during the first nine months of fiscal 2011. Our cash levels decreased primarily to meet the increased cost of grain. We believe our cash flow will be sufficient to meet our financial requirements for the foreseeable future.

Cash Flow.  Cash generated from operating activities during the first nine months of fiscal 2011 was $11,237,042, an increase of 7.1% from the same period of fiscal 2010.  The increase is primarily due to a significant increase in net income during the first nine months of fiscal 2011, as compared to fiscal 2010.  The significant increase in cash generated from the increase in net income during the first nine months of 2011 compared to the comparable period of 2010 was tempered by (i) less depreciation in the 2011 period, (ii) less build-up of inventory in the 2011 period, (iii) a significant reduction in accounts payable in the 2011 period, in each case compared to the 2010 period.  In addition, the accrual of government subsidies in the 2010 period was reduced to nil in the 2011 period.

The amount of cash used in investing activities decreased significantly during the first nine months of fiscal 2011 compared to the same period of fiscal 2010, primarily due to a decrease of purchases of property and equipment occurring in fiscal 2011 which was $1,506,303 less than fiscal 2010, and a decrease in net investments in commodity markets in fiscal 2011 of $1,151,540 as compared to fiscal 2010.

Cash used in financing activities decreased by $1,705,200 or 12.5% during the first nine months of fiscal 2010 compared to the same period of fiscal 2010. The sole factor contributing to this decrease was the reduction in distributions paid to members during fiscal 2011 as compared to fiscal 2010.  Member distributions totaled $11,936,400 during the nine months ended June 30, 2010, as compared to $13,641,600 during the nine months ended June 30, 2010.

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

A few of the uncertainties that could affect the accuracy of forward-looking statements, in addition to the specific “Risk Factors” identified in this report and our annual report on Form 10-K, include:

a.                                       The state of the United States economy and how it affects the desire for automobile travel and the strength of the dollar;

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note which bears a variable interest rate.  At June 30, 2011, this line of credit was paid in full; however, it is likely the Company will continue to draw on this line of credit as the financial needs arise.

We have not entered into any hedging transactions in connection with our note, although we may consider such an arrangement in the future if appropriate.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on grain and natural gas in the ethanol production process and our dependence on the sale of ethanol for a majority of our revenue.  We seek to minimize the risks from fluctuations in the prices of grain and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as we believe appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of grain would produce an increase in the fair value of our derivative instruments equal to approximately $49,606 based on our positions at June 30, 2011.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of June 30, 2011, the fair value of our derivative instruments for grain is a contra-asset in the amount of $(1,557,300).  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of grain or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

We estimate that our expected grain usage will be approximately 18,000,000 bushels per year for the production of 50,000,000 gallons of ethanol.  We have price protection for approximately 95% of our expected grain usage for the fiscal year ending September 30, 2011 using basis contracts. As grain prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Additional price protection may be required to solidify our margins into fiscal year 2012.

Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas.  Due to the relatively flat gas prices during fiscal 2011, we have not forward contracted any of our natural gas needs through September 30, 2011.

A sensitivity analysis has been prepared to estimate our exposure to grain and natural gas price risk. The table presents the fair value of our derivative instruments as of June 30, 20011 and June 30, 2010 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
June 30, 2011	$496,056	$49,606
June 30, 2010	107,199	10,720

The Company is also exposed to market risk from changes in ethanol prices.  These price fluctuations are minimized in part by advanced contract pricing of our ethanol, which is designated to establish a price floor for our ethanol sales.  Currently, the Company has entered into priced contracts for approximately 88% of our anticipated ethanol production through the fourth quarter of fiscal 2011.  The Company may continue to sell ethanol using contract pricing into fiscal 2012 to attempt to further reduce our risk related to price decreases.  While this strategy minimizes the risk associated with downward price fluctuations of ethanol, it may also prevent us from realizing the full benefit of upward price movements.  Although using priced contracts makes our revenue more predictable, we cannot predict the extent to which other factors such as inflation, government regulation or changing prices may affect our financial performance.

Item 4.  Controls and Procedures

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including the Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.  As of June 30, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that our disclosure controls and procedures were effective.

PART II — OTHER INFORMATION

Item 5.  Other Events

On July 22, 2011, we filed a definitive proxy statement with the SEC in connection with a special meeting of our members scheduled for August 22, 2011.  The purpose of the special meeting, as explained in the proxy statement, is to consider a reclassification of our existing membership units into four different classes of membership units, including proposed, newly-created Class E membership units, the effect of which would allow us to deregister our units under applicable provisions of the Exchange Act.  If the reclassification and other amendments to our existing operating agreement are approved at the special meeting, we expect to file the required forms to deregister our units with the SEC shortly thereafter, with the likely result that we would no longer be required to file periodic reports with the SEC.

For additional information about the special meeting, the proposed reclassification and the potential consequences thereof, please refer to the definitive proxy statement filed with the SEC on July 22, 2011 and the exhibits filed therewith.

Item 6.  Exhibits

(a)                                Exhibits

31.1                         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steven R. McNinch.

31.2                         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ronald Blaesi.

32                                  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven R. McNinch and Ronald Blaesi.

101                            The following materials from Western Plains Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language):  (i) the unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010,  (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended June 30, 2011 and 2010,  (iii) the unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010,  and (iv) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN PLAINS ENERGY, L.L.C.

Date: August 15, 2011	By:	/s/ Steven R. McNinch
Steven R. McNinch
Chief Executive Officer/General Manager

Date: August 15, 2011	By:	/s/ Ronald Blaesi
Ronald Blaesi
Principal Financial Officer